Form 10-Q
period 1997-11-30
BUFFALO CAPITAL IV LTD
filed 1998-01-14
CIK 1025844

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 1997.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 1997, the following shares of common were outstanding: Common
Stock, no par value, 135,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the six months ended November 30, 1997, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        BUFFALO CAPITAL IV, LTD.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS








                     Quarter Ended November 30, 1997
Buffalo Capital IV, Ltd.
(A Development Stage Company)

Index to Financial Statements

Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements
Buffalo Capital IV, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of and for the quarter ended
November 30, 1997

(unaudited)

                                      November 30, 1997
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               1,460
OTHER ASSETS:
Organizational costs (net
of amortization)                          225

TOTAL CURRENT ASSETS                    1,685

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                          493

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
135,000 shares issued and
outstanding                             7,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding          -0-
Additional paid-in capital             60,750
Deficit accumulated
 during the
 development stage                   (67,058)
Total stockholders' equity              1,192

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 1,685

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT as of and for the six months ended
November 30, 1997
(unaudited)

                       Period from
                       Inception      Three months   Initial        Six Months
                       (8/28/96)      ended          period ended   Ended
                       thru 11/30/97  11/30/97       11/30/96       11/30/97

INCOME                       -              -              -              -

EXPENSES
Legal and
 professional            6,092          1,600          1,598          2,680
Amortization                75             15             15             30
Bank charges                 4              4            (6)              4
Rent                       750            150            150            300
Filing fees                 55              -              -              -
Consulting fees         59,800              -              -              -
Director fees              200              -              -              -
Office expense              82              -              3             79

TOTAL EXPENSES          67,058          1,769          1,815          3,093

NET LOSS              (67,058)        (1,769)        (1,815)        (3,093)

Accumulated deficit
 Balance, Beginning
 of period                 -0-       (65,289)          (351)       (63,654)
 Balance, End of
 period               (67,058)       (67,058)        (2,166)       (67,058)

Loss per common
 share                   (NIL)          (NIL)          (NIL)          (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING            135,000        135,000        135,000        135,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(unaudited)

                              Period from    For the        For the
                              Inception      six months     initial period
                              (8/28/96)      ended          ended
                              to 11/30/97    11/30/97       11/30/96
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                      (67,058)        (3,093)        (1,815)
Noncash items included
 in net loss:
 Amortization                       75             30             15
 Rent                              750            300            150
 Stock issued for
 consulting fees                59,800              -              -
 Stock issued for
 directors fees                    200              -              -
Changes in
 Current
 liabilities                       493            493          (405)
Net cash used
 by operating
 activities                    (5,740)        (2,270)        (2,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs               (300)              -              -
Issuance of common
 stock                           7,500              -          2,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                      7,200              -          2,500

Net increase (decrease)
 in cash and cash
 equivalents                     1,460        (2,270)            445

CASH AND CASH EQUIVALENTS,
 Beginning of Period               -0-          3,731          4,994

CASH AND CASH EQUIVALENTS,
 End of Period                   1,460          1,460          5,439

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 1997


NOTE 1.  Basis of Presentation

       The information included in the consolidated condensed financial statements is unaudited, but includes all adjustments
(consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

NOTE 2.  Development stage company

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

NOTE 3.  Loss Per Common Share

       Loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. In March, 1997, the Financial Accounting
Standards Board issued SFAS No. 128, Earnings Per Share.  SFAS
No. 128 establishes standards for computing and presenting earnings to per share and applies to entities with publicly held common stock.
This statement is effective for interim and annual periods ending after December 15, 1997, and early adoption is not permitted. The
Company will adopt this statement for its quarter ending February 28, 1998, and when adopted, the statement will require restatement of prior years' earnings per share.

NOTE 4.  Fiscal year

The Company has selected a May 31 fiscal year end for financial reporting purposes. For tax reporting purposes, the fiscal year end is August 31.

NOTE 5.  Related Party Transactions.

The Company's general and securities counsel, Gary S. Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $3,607 for legal services rendered, $300 of which was capitalized as organizational costs, with $493 payable at November 30, 1997.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of November 30, 1997, reflects a current asset value of $1,460 and a total asset value of $1,685.

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

Results of Operations.

During the period from August 28, 1996 (inception) through
November 30, 1997, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended.
No revenues were received by the Company during this period. The Company has experienced a net loss of $67,058 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

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

       (b) There were no reports on Form 8-K filed during the quarter ended November 30, 1997.



Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL IV, LTD.
(Registrant)

Date:  January 14, 1998


By: /s/__________________________________
       Grant Peck, President