Form 10QSB
period 1998-02-28
BUFFALO CAPITAL IV LTD
filed 1998-04-14
CIK 1025844

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended February 28, 1998.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 28, 1998, the following shares of common were outstanding: Common
Stock, no par value, 1,260,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended February 28, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        BUFFALO CAPITAL IV, LTD.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS








                     Quarter Ended February 28, 1998
Buffalo Capital IV, Ltd.
(A Development Stage Company)

Index to Financial Statements

Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements
Buffalo Capital IV, Ltd.
(A Development Stage Company)
BALANCE SHEET
February 28, 1998
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                 202
OTHER ASSETS:
Organizational costs (net
of amortization)                          210

TOTAL ASSETS                              412

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                        1,964
Loan payable                              250

TOTAL CURRENT LIABILITIES               2,214

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,260,000 shares issued and
outstanding                             7,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding          -0-
Additional paid-in capital             63,900
Deficit accumulated
 during the
 development stage                   (73,202)
Total stockholders' equity            (1,802)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      412

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(unaudited)
(Page 1 of 2)

                          Nine           Nine            Period from
                        months         months              Inception
                         ended          ended              (8/28/96)
                       2/28/98        2/28/97           thru 2/28/98

INCOME                       -              -                      -
EXPENSES
Legal and
 professional            4,194          3,125                  8,685
Amortization                30             30                     90
Bank charges                15            (6)                     15
Rent                       300            300                    900
Filing fees                114             55                    169
Consulting
 fees                    3,000              -                 62,800
Director fees                -              -                    200
Office expense             260              3                    343

TOTAL
EXPENSES                 7,913          3,507                 73,202

NET LOSS               (7,913)        (3,507)               (73,202)
Accumulated deficit
 Balance, beginning
 of period            (65,289)          (351)                    -0-
 Balance, end of
 period               (73,202)        (3,858)               (73,202)
Loss per common
 share                   (NIL)          (NIL)                  (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING          1,260,000      1,260,000              1,260,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(unaudited)
(Page 2 of 2)

                                 Three          Three
                                months         months
                                 ended          ended
                               2/28/98        2/28/97
INCOME                               -              -
EXPENSES
Legal and
 professional                    2,594          1,527
Amortization                        15             15
Bank charges                        11              -
Rent                               150            150
Filing fees                        114              -
Consulting
 fees                            3,000              -
Director fees                        -              -
Office expense                     260              -

TOTAL
EXPENSES                         6,144          1,692

NET LOSS                       (6,144)        (1,692)
Accumulated deficit
 Balance, beginning
 of period                    (67,058)        (2,166)
 Balance, end of
 period                       (73,202)        (3,858)
Loss per common
 share                           (NIL)          (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                  1,260,000      1,260,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(unaudited)

                          Nine                   Nine           Period from
                        months                 months             Inception
                         ended                  ended             (8/28/96)
                       2/28/98                2/28/97          thru 2/28/98

CASH FLOWS
 FROM OPERATING
 ACTIVITIES:

Net Loss               (7,813)                (3,507)              (73,202)
Noncash items
 included
 in net loss:
 Amortization               30                     30                    90
 Rent                      300                    300                   900
 Stock issued
 for consulting
 fees                    3,000                      -                62,800
 Stock issued
 for directors
 fees                        -                      -                   200
Changes in
 Current
 liabilities             1,214                  (405)                 2,214
Net cash used
 by operating
 activities            (3,369)                (3,582)               (6,998)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization
 costs                       -                      -                 (300)
Issuance of common
 stock                       -                      -                 7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                  -                      -                 7,200

Net increase (decrease)
 in cash and cash
 equivalents           (3,369)                (3,582)                   202

CASH AND CASH EQUIVALENTS,
 Beginning
  of Period              3,571                  7,494                   -0-

CASH AND CASH EQUIVALENTS,
 End of
 Period                    202                  3,912                   202

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

       The information included in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

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

Organization Costs
Costs to incorporate the Company have been capitalized and will be amortized over a sixty month period.

Statement of Cash Flows
For purposes of the statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the company's management to make estimates and assumptions that effect the amounts reporting these financial statements and accompanying notes. Actual results could differ from those estimates.

Interest and Income Tax Expenses
The Company neither incurred nor paid any interest or income tax liabilities during the interim periods presented.

2.  STOCKHOLDERS EQUITY
On January 15, 1998, shareholders surrendered 12,000 shares of the Company's no par value common stock, reducing the number of outstanding shares from 135,000 to 123,000. On January 30, 1998, a
10 to 1 forward split was authorized, increasing the outstanding shares to 1,230,000. On February 2, 1998, an additional 30,000 shares were issued in exchange for consulting services.

As of February 28, 1998, 1,260,000 shares of no par value common stock were issued and outstanding, along with 4,830,000 Class A warrants and 2,415,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00, respectively.

3.  RELATED PARTY TRANSACTIONS.

The Company's directors and officers are also principal shareholders. Each has received approximately 24% of the outstanding shares. In each case, the share were issued for services provided which have been valued at $60,000.

The Company's general and securities counsel, Gary S. Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $4,262 for legal services rendered, $300 of which was capitalized as organizational costs, with $1,851 payable at February 28, 1998.

On February 25, 1998, the Company received $250 in shareholder loans. On March 12, 1998, subsequent to the end of the quarter on February 28, 1998, additional shareholder loans of $1,800 were received.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES. As mentioned in Note 3, the Company has incurred $900 in rent expense since inception which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organization costs of $90.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of February 28, 1998, reflects a current asset value of $202 and a total asset value of $412.

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

Results of Operations.

During the period from August 28, 1996 (inception) through February
28, 1998, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $73,202 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

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

Need for Additional Financing.

Subsequent to the end of the quarter, the Company received working capital loans totalling $1,800 from three of its principal shareholders. In the event the Company needs additional funds prior to the completion of a business combination to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, it will seek to obtain such funds from its officers, directors or principal shareholders in the form of additional working capital loans. However, no commitments to provide funds have been made by management or other stockholders. Accordingly, there can be no assurance that any loans will be made to the Company or that other funds will prove to be available to cover the Company's expenses.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) There were no reports on Form 8-K filed during the quarter ended February 28, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL IV, LTD.
(Registrant)

Date:  April 14, 1998


By: /s/__________________________________
       Grant Peck, President