Form 10KSB
period 1998-07-31
BUFFALO CAPITAL IV LTD
filed 1998-08-28
CIK 1025844

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-KSB
(Mark One)
X____Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended May 31, 1998.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,260,000 as of August 15, 1998.

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

        On or about April 20, 1998, the Company entered into a letter of intent with Coconino, SMA, a Utah corporation ("Coconino"), pursuant to which the Company would acquire all of the assets of Coconino in exchange for the issuance of 18,010,936 shares of its common stock. Coconino is a holding company with three subsidiaries, Coconino Oil and Gas, Inc., Ad-Hatters, Inc, and Enviro-Tec, Inc. Ad-Hatters is engaged in the manufacture and distribution of automobile air fresheners. Enviro-Tec is engaged in the disposal of non-hazardous industrial waste.

        On or about July 20, 1998, subsequent to the end of its fiscal year, the Company executed a definitive Agreement and Plan of Reorganization ("Agreement") with Coconino formally agreeing upon the terms of the transaction which had previously been outlined in the letter of intent. Thereafter, on or about August 1, 1998, Coconino advised the Company that it was unable to proceed with the transaction because of certain legal problems it had encountered, and requested consent from the Company to termination of the Agreement. The Company elected to consent to termination of the Agreement because of uncertainty as to the ability of Coconino to complete the transaction.

        As of the date of this report on Form 10-KSB, the Company's Agreement with Coconino has been terminated. Other than the terminated transaction with Coconino, as of the end of its fiscal year ending May 31, 1998, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. Thus, the discussion of the Company's business and operations in this report on Form 10-KSB is based upon the fact that as of the date hereof, the Company is not engaged in discussions with any prospective merger or acquisition candidate, and is not a party to any letter of intent or other form of agreement relating to a merger or acquisition.

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

        As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

        (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

        (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

        (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

        The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended May 31, 1998.

                                 Part II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

        Although the Company's shares have been approved for trading on the OTC Bulletin Board since approximately April 15, 1998, under the trading symbol "BUFF," no actual trading of such shares has occurred and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 61 persons.

        No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $7,500 from its inside capitalization funds, and the expenditure of such funds in the furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended reflects a current asset value of $19 in the form of cash, and a total asset value of $214.

Results of Operations

        Except with respect to activities related to the terminated transaction with Coconino, SMA, described elsewhere herein, during the period from August 28, 1996 (inception) through May 31, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

        For the fiscal year ending May 31, 1999, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

        The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

        No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

        The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

        Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.

ITEM 7.        FINANCIAL STATEMENTS.

        See following pages.
BUFFALO CAPITAL III, LTD.
(A Development Stage Company)


Report of Independent Certified Public Accountant
Balance Sheet
Statement of Loss and Accumulated Deficit
Statement of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
Buffalo Capital IV, Ltd.

We have audited the accompanying balance sheet of Buffalo Capital
IV, Ltd. (a development stage company) as of May 31, 1998, and the related statement of loss and accumulated deficit, stockholders' equity (deficit), and cash flows for each of the two years then ended, and for the period from inception (August 28, 1996) to May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Capital IV, Ltd. as of May 31, 1998, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for each of the two years then ended and for the period from inception (August 28, 1996) to May 31, 1998, in conformity with generally accepted accounting principles.


Comiskey & Company, P.C.
Denver, Colorado
June 19, 1998
BUFFALO CAPITAL IV, Ltd.
(A Development Stage Company)
BALANCE SHEET
May 31, 1998




ASSETS
CURRENT ASSETS
 Cash and cash equivalents                19
 Total current assets                     19

OTHER ASSETS
 Organizational costs (net)              195
TOTAL ASSETS                             214

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable - related
 party                                    41
 Total current liabilities                41

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, no par value
  10,000,000 shares authorized;
  no shares issued and outstanding
 Common stock, no par value;               -
  100,000,000 shares authorized;
  1,260,000 shares issued and
  outstanding                          7,500
 Additional paid-in capital           69,135
 Deficit accumulated
 during the development stage       (76,462)
                                         173
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                        214

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL IV, Ltd.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                          Period from        For the              For the
                      August 28, 1996        year                 year
                       (Inception) to        ended                ended
                          May 31, 1998       May 31, 1998         May 31, 1997

REVENUES
 Investment Income                  -              -                     -


EXPENSES
 Amortization                     105             60                    45
 Bank charges                      34             34                     -
 Consulting Fees               62,800          3,000                59,800
 Directors' fees                  200              -                   200
 Filing Fee                        55              -                    55
 Legal and accounting          10,957          7,546                 3,411
 Office Expense                 1,261          1,258                     3
 Rent Expense                   1,050            600                   450

   Total expenses              76,462         12,498                63,964

NET LOSS                     (76,462)       (12,498)              (63,964)

Accumulated deficit

 Balance, beginning of period       -       (63,964)                     -
 Balance, end of period      (76,462)       (76,462)              (63,964)

NET LOSS PER SHARE        (0.220)               (0.151)              (0.474)

WEIGHTED AVERAGE NUMBER
OF SHARES
OUTSTANDING                   347,606        507,205               135,000

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL IV, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from inception (August 28, 1996) to May 31, 1998
(Page 1 of 2)

                             Common Stock                         Additional
                             Number of                            Paid-in
                             shares           Amount              Capital

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share              15,000          7,500                     -

Common stock issued for
services, August 1996
at $.0001 per share         2,400,000              -                   240

Shares cancelled          (2,280,000)              -                     -

Rent and services
 provided at no charge              -              -                60,210

Net loss for the period
ended May 31, 1997                  -              -                     -

Balance
May 31, 1997                  135,000          7,500                60,450

Shares cancelled             (12,000)              -                     -

Share issued in 10 for 1
 stock split                1,107,000              -                     -

Common stock issued for
 services, February 1998
 at $.10 per share             30,000              -                 3,000

Record expenses paid by
 shareholders                       -              -                 5,085

Rent provided at no
 charge                             -              -                   600

Net loss for the period
ended May 31, 1998                  -              -                     -

Balance May 31, 1998        1,260,000          7,500                69,135

The accompanying notes are an integral part of the financial statements.

BUFFALO CAPITAL IV, LTD.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996) to May 31, 1998
(Page 2 of 2)

                                     Deficit
                                     accumulated
                                     during the            Total
                                     development           stockholder
                                     stage                 equity

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share                   -                        7,500

Common stock issued for
services, August 1996
at $.0001 per share                 -                          240

Shares cancelled                    -                            -

Rent and services
 provided at no charge              -                       60,210

Net loss for the period
ended May 31, 1997           (63,964)                     (63,964)

Balance
May 31, 1997                 (63,964)                        3,986

Shares cancelled                    -                            -

Share issued in 10 for 1
 stock split                        -                            -

Common stock issued for
 services, February 1998
 at $.10 per share                  -                        3,000

Record expenses paid by
 shareholders                       -                        5,085

Rent provided at no
 charge                             -                          600

Net loss for the period
ended May 31, 1998           (12,498)                     (12,498)

Balance May 31, 1998         (76,462)                          173

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL IV, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                          Period from
                        August 28, 1996      For the              For the
                       (Inception) to        year ended           year ended
                          May 31, 1998       May 31, 1998         May 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                    (76,462)       (12,498)              (63,964)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
   Amortization                   105             60                    45
   Rent expense                 1,050            600                   450
   Expenses paid by
       shareholders             5,085          5,085                     -
   Stock issued for
       directors' fees         59,960              -                59,960
   Stock issued for
       consulting fees          3,040          3,000                    40
   Increase (decrease) in
       accounts payable -
       related party               41             41                     -

 Net cash used by
 operating activities         (7,181)        (3,712)               (3,469)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization costs             (300)              -                 (300)

 Net cash used by
 investing activities           (300)              -                 (300)

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock       7,500              -                 7,500

 Net cash provided by
 financing activities           7,500              -                 7,500

NET INCREASE (DECREASE) IN CASH
AND CASH
EQUIVALENTS                        19        (3,712)                 3,731

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                -          3,731                     -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                     19             19                 3,731

The accompanying notes are an integral part of the financial statements.

BUFFALO CAPITAL IV, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the period from inception (August 28, 1996) to May 31, 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

Buffalo Capital IV, Ltd. (a development stage company) (the
"Company") was incorporated under the laws of the State of Colorado on August 28, 1996. Its office is located at the office of its President at 7331 South Meadow Court, Boulder, CO 80301.

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

As is more fully described in Note 6, the Company entered into a letter of intent with Coconino S.M.A., Inc. on April 20, 1998.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal year
The Company maintains a May 31 fiscal year end for financial reporting purposes, and an August 31 fiscal year end for tax reporting purposes.

Organization costs
Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Loss per share
Loss per share was computed using the weighted number of shares outstanding during the period.

Statement of cash flows
For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Values of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Changes in Classification
Classification changes in 1997 financial statement data were made in order to conform to the current year presentation.

2.      STOCKHOLDERS' EQUITY

As of May 31, 1998, 1,260,000 shares of the Company's no par value common stock were issued and outstanding, along with 4,830,000
Class A warrants and 2,415,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00, respectively. Of these shares 1,230,000 (post split) were subscribed by directors, affiliates and consultants of the Company for services rendered in the capacity of directors and consultants. The remaining 30,000 (post split) shares, were issued for cash at a price of $.50 per share.

For the year ended May 31, 1997, 2,280,000 shares of the Company's common stock were cancelled.

For the year ended May 31, 1998, an additional 12,000 shares of the Company's common stock were cancelled. Effective subsequent to the cancellation of these shares, the Company had a 10-for-1 forward stock split. All share and per share amounts have been restated to reflect the stock split.

3.      RELATED PARTY TRANSACTIONS

The Company's directors and officers are also principal shareholders. Each has received 300,000 shares of stock (23.81% each of the outstanding shares). The shares owned by the Company's officers and directors were issued for services provided which have been valued at a total of $40,000.

Gary Joiner, corporate counsel, is also one of the principle shareholders, and he received 300,000 shares of stock which were issued for services valued at $20,000. The law firm of which he is a shareholder and a director has been paid a total of $5,901 and $2,500 by the Company for legal services rendered during the years ended
May 31, 1998 and 1997, respectively.

The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.      INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $76,500 expiring in the years 2012 and 2013. The tax benefit of these net operating losses, which totals approximately $14,700, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended May 31, 1998 and 1997, the valuation allowance increased by $2,300 and $12,332, respectively.

5.      SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANC-
ING ACTIVITIES

During the years ended May 31, 1998 and 1997, the Company recorded amortization of the organization costs of $60 and $45 respectively.

Similarly, the Company recorded rent expense for the years ended
May 31, 1998 and 1997 of $50 per month for a total of $600 and $450 respectively.

6.      LETTER OF INTENT

On April 20, 1998, the Company entered into a letter of intent with Coconino, S.M.A., Inc. ("Coconino"), a Utah publicly held corporation. Coconino is a holding company with three subsidiaries.
These subsidiaries are Coconino Oil and Gas, Ad-Hatters, and Enviro-
Tec. Ad-Hatters is a company in the manufacture and distribution of automobile air fresheners and Enviro-Tec readies land for use in the disposal of non-hazardous industrial waste. On or about July 20, 1998, subsequent to the end of its fiscal year, the Company executed a definitive Agreement and Plan of Reorganization with Coconino, SMA, formally agreeing upon the terms of the transaction which had previously been outlined in the letter of intent. Thereafter, on or about August 1, 1998, at the request of Coconino, SMA, the Agreement and Plan of Reorganization was terminated because of legal difficulties encountered by Coconino and uncertainty as to its ability to complete the transaction in accordance with the terms of such Agreement.

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


                                Part III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

        The directors and executive officers currently serving the Company are as follows:

Name                  Age            Positions Held and
                                             Tenure

Grant W. Peck         43             President and a Director since
                                     January, 1995

Dean F. Sessions      47             Secretary, Treasurer, and a
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

        Mr. Peck has been the President and a director of Buffalo Capital III, Ltd, a Colorado corporation, since its inception in August, 1996, and has been the President and a director of Buffalo Capital V, Ltd., Buffalo Capital VI, Ltd, Buffalo Capital VII, Ltd, and Buffalo Capital VIII, Ltd., all of which are Colorado corporations since their inception in September, 1997. All of these entities are in the same business as the Company (blind pool or public shell companies).

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

        Mr. Sessions has been the Secretary, Treasurer, and a director of Buffalo Capital III, Ltd, a Colorado corporation, since its inception in August, 1996, and has been the President and a director of Buffalo Capital V, Ltd., Buffalo Capital VI, Ltd, Buffalo Capital VII, Ltd, and Buffalo Capital VIII, Ltd., all of which are Colorado corporations since their inception in September, 1997. All of these entities are in the same business as the Company (blind pool or public shell companies).

        Mr. Sessions has a B.S. degree from the University of Colorado.

Compliance With Section 16(a) of the Exchange Act.

        Grant Peck, Dean Sessions, Gary Joiner and Scott Olson were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. To the best knowledge and belief of the Company, none of such persons made a timely filing of Form 3. None of such persons filed a report on Form
5 for the fiscal year ended May 31, 1997. The Company believes that as of the date of this report on Form 10-KSB, each of such persons had filed a report on Form 5 for the fiscal year ended May 31, 1998, which also reports initial share ownership and all changes in ownership for all preceding periods. The reports on Form 5 were filed late.

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

Name and              Number of Shares              Percent of
Address               Owned Beneficially            Class Owned
Grant W. Peck <F1>
7331 S. Meadow Court
Boulder, Colorado 80301           297,200<F2>            23.59%

Dean F. Sessions<F1>
P. O. Box 17881
Boulder, Colorado  80308          297,400<F2>            23.60%

Mark DiSalvo
192 Searidge Court
Shell Beach, CA  93449            297,600<F2>            23.62%

Gary S. Joiner
4750 Table Mesa Drive
Boulder, Colorado  80303          297,400<F2>            23.60%

All directors and executive
officers (2 persons)                  594,600            47.19%

<F1>  The person listed is an officer, a director, or both, of the
Company.
<F2>  Does not include 1,200,000 shares subject to Class A Warrants owned by each such person exercisable at $2.00 per share or 600,000 shares subject to Class B Warrants owned by each such person exercisable at $4.00 per share.


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

        Company management and the other principal shareholders of the Company intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.
Members of management acquired their shares for services rendered at a price of $0.05 per share, and the total purchase price for all presently issued and outstanding shares was $70,500, of which $7,500 was paid in cash and $63,000 was paid in the form of performance of services.
It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares officers, directors, or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors, and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates, may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.
        (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                   Document
3.1                   Articles of Incorporation (incorporated by
reference from Registration Statement on Form 10-SB/A filed with the
Securities and Exchange Commission on January 10, 1997).

3.2                   Bylaws (incorporated by reference from
Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on January 10, 1997).

4.1 Warrant Agent Agreement (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on January 10, 1997).

4.2                   Specimen Class A Warrant Certificate
(incorporated by reference from Registration Statement on Form 10-
SB/A filed with the Securities and Exchange Commission on January
10, 1997).

4.3                   Specimen Class B Warrant Certificate
(incorporated by reference from Registration Statement on Form 10-
SB/A filed with the Securities and Exchange Commission on January
10, 1997).

27                    Financial Data Schedule

        (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending May 31, 1998.

Signatures

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BUFFALO CAPITAL IV, Ltd.

By: /s/ ________________
Grant W. Peck (Principal Executive Officer and Director)
Date: August 28, 1998

By: /s/ ________________
Dean F. Sessions (Principal Financial Officer and Director)
Date: August 28, 1998
