Form 10QSB
period 1998-11-30
BUFFALO CAPITAL IV LTD
filed 1999-01-13
CIK 1025844

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 1998.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 11, 1999, the following shares of common were outstanding: Common
Stock, no par value, 1,260,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended November 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



BUFFALO CAPITAL IV, LTD.
(A Development Stage Company)
FINANCIAL STATEMENTS








Quarter Ended November 30, 1998
Buffalo Capital IV, Ltd.
(A Development Stage Company)

Index to Financial Statements
Balance Sheet                                5
Statement of Loss
  and Accumulated Deficit                    6
Statements of Cash Flows                     8
Notes to Financial Statements                10
/TABLE

Buffalo Capital IV, Ltd.
(A Development Stage Company)
BALANCE SHEET
November 30, 1998
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  84
OTHER ASSETS:
Organizational costs (net
of amortization)                          165

TOTAL CURRENT ASSETS                      249

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                          114

TOTAL CURRENT LIABILITIES                 114

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,260,000 shares issued and
outstanding                             7,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding          -0-
Additional paid-in capital             78,146
Deficit accumulated
 during the
 development stage                   (85,511)
Total stockholders' equity                135

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      249

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
THREE AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997,
AND FOR THE PERIOD FROM AUGUST 28, 1996 THROUGH
NOVEMBER 30, 1998
(unaudited)
(Page 1 of 2)

                                 Three                 Three
                                months                months
                                 ended                 ended
                              11/30/98              11/30/97
INCOME                               -                     -
EXPENSES
Legal and
 professional                    6,798                 1,600
Amortization                        15                    15
Bank charges                        18                     4
Rent                               150                   150
Filing fees                          -                     -
Consulting
 fees                                -                     -
Director fees                        -                     -
Office expense                       1                     -

TOTAL
EXPENSES                         6,982                 1,769

NET LOSS                       (6,982)               (1,769)
Accumulated deficit
 Balance, beginning
 of period                    (78,529)              (65,288)
 Balance, end of
 period                       (85,511)              (67,057)
Loss per common
 share                        NIL                    (0.01)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                  1,260,000               135,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
THREE AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997,
AND FOR THE PERIOD FROM AUGUST 28, 1996 THROUGH
NOVEMBER 30, 1998 (unaudited)
(Page 2 of 2)

                           Six            Six            Period from
                        months         months              Inception
                         ended          ended              (8/28/96)
                      11/30/98       11/30/97          thru 11/30/98
INCOME                       -              -                      -
EXPENSES
Legal and
 professional            8,658          2,680                 19,615
Amortization                30             30                    135
Bank charges                35              4                     69
Rent                       300            300                  1,350
Filing fees                 25              -                     80
Consulting
 fees                        -              -                 62,800
Director fees                -              -                    200
Office expense               1             79                  1,262

TOTAL
EXPENSES                 9,049          3,093                 85,511

NET LOSS               (9,049)        (3,093)               (85,511)
Accumulated deficit
 Balance, beginning
 of period            (76,462)       (63,964)                    -0-
 Balance, end of
 period               (85,511)       (67,057)               (85,511)
Loss per common
 share                 (0.01)         (0.02)                (0.16)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING          1,260,000        135,000                551,090

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
NOVEMBER 30, 1998 AND 1997, AND FOR THE PERIOD FROM
AUGUST 28, 1996 THROUGH NOVEMBER 30, 1998
(unaudited)

                           Six                    Six           Period from
                        months                 months             Inception
                         ended                  ended             (8/28/96)
                      11/30/98               11/30/97         thru 11/30/98
CASH FLOWS
 FROM OPERATING
 ACTIVITIES:

Net Loss               (9,049)                (3,093)              (85,511)
Noncash items
 included
 in net loss:
 Amortization               30                     30                   135
 Rent                      300                    300                 1,350
 Expenses paid
 by shareholders         8,711                      -                13,796
 Stock issued
 for consulting
 fees                        -                      -                62,800
 Stock issued
 for directors
 fees                        -                      -                   200
Changes in
 Current
 liabilities                73                    493                   114
Net cash used
 by operating
 activities                 65                (2,270)               (7,116)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization
 costs                       -                      -                 (300)
Issuance of common
 stock                       -                      -                 7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                  -                      -                 7,200

Net increase (decrease)
 in cash and cash
 equivalents                65                (2,270)                    84

CASH AND CASH EQUIVALENTS,
 Beginning
  of Period                 19                  3,731                   -0-

CASH AND CASH EQUIVALENTS,
 End of
 Period                     84                  1,461                    84

The accompanying notes are an integral part of these financial statements. Buffalo Capital IV, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 1998

NOTE 1.  Basis of Presentation

       The information included in the financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development Stage Company

       Buffalo Capital IV, Ltd. (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. Its office is located at the home of its President at 7331 S. Meadow Court, Boulder, Colorado 80301. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934.
After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Account Method
       The Company records income and expenses on the accrual method.

Fiscal Year
       The Company maintains a May 31 fiscal year end for financial statement reporting purposes, and an August 31 fiscal year end for tax reporting purposes.

Loss Per Share
       Loss per share was computed using the weighted average number of shares outstanding during the period.

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

NOTE 2.  STOCKHOLDERS EQUITY

       As of November 30, 1998, 1,260,000 shares of no par value common stock were issued and outstanding, along with 4,830,000
Class A warrants and 2,415,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00, respectively. Of these shares, 1,230,000 (post split) were subscribed by directors for services rendered in the capacity of directors and consultants. The remaining 30,000 (post split) shares were issued for cash at a price of $.50 per share.

       For the year ended May 31, 1997, 2,280,000 shares of the Company's common stock were cancelled. For the year ended May
31, 1998, an additional 12,000 shares of the Company's common stock were cancelled. Effective subsequent to the cancellation of these shares, the Company had a 10-for-1 forward stock split. All share and per share amounts have been restated to reflect the stock split.

NOTE 3.  RELATED PARTY TRANSACTIONS

       The Company's directors and officers are also principal shareholders. Each has received approximately 24% of the outstanding shares. In each case, the shares were issued for services provided which have been valued at $60,000.

       The Company's general and securities counsel, Gary Joiner, a partner in the law firm of Frascona, Joiner and Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $15,746 for legal services rendered, $300 of which was capitalized as organizational costs, with $0 payable at November 30, 1998.

       The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

NOTE 4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

       As mentioned in Note 3, the Company has incurred $1,350 since inception in rent expense which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organization costs of $135.

NOTE 5.  INCOME TAXES

       The Company has federal net operating loss carryforwards of approximately $85,511 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $16,247, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

       The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds.
Consequently, the Company's balance sheet for the quarter ended
November 30, 1998, reflects a current asset value of $84 and a total asset value of $249.

       The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on third parties to pay expenses on its behalf at least until it is able to consummate a business combination. During the second quarter, the Company's shareholders paid a total of $6,982 expenses on its behalf.

Results of Operations.

       During the period from August 28, 1996 (inception) through November 30, 1998, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $85,511. A substantial portion of this loss ($62,800) is the result of issuance of shares to officers, directors and other principal shareholders as compensation for consulting services. The other significant item which contributed to this loss is payment of legal and accounting costs (totalling $19,615 since inception) related to the Company's registration under the Securities Exchange Act of 1934, and its subsequent compliance with the on-going reporting requirements thereunder.

       The Company experienced a net loss of $6,982 for the second quarter, compared with a loss of $1,769 for the same quarter of the previous fiscal year. The loss during the second quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     EXHIBIT 27 - FINANCIAL DATA SCHEDULE
       (b) There were no reports on Form 8-K filed during the quarter ended November 30, 1998.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL IV, LTD.
(Registrant)

Date:  January 13, 1999


By: /s/___________________________
       Grant Peck, President