Form 10KSB
period 1999-05-31
M & A WEST INC
filed 1999-09-13
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-KSB

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

(Mark One)

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended May 31, 1999

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to_____________.

Commission File No.:  0-21955

                                M & A West, Inc.
             (Exact name of registrant as specified in its charter)

Colorado                                        84-1356427
_____________________________________________________
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)               Identification No.)

583 San Mateo Ave.
San Bruno, CA                                   94066
______________________________________________
(Address of principal
executive offices)                              (Zip Code)

Registrant's telephone number, including area code:

(978) 684-3600

Securities to be registered under Section 12(b) of the Act:
        None.
Securities to be registered under Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

                                      OTCBB
                   (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $40,241,250 as of May 28, 1999. The Registrant does not have any outstanding non-voting equity.

On May 28, 1999, the Registrant had outstanding 11,000,000 shares of voting Common Stock, $.001 par value.

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation, those discussed in the "Factors that May Affect Future Results" section of Item 7 of this Report. Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.


                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

        M & A West, Inc. ("MAWI" or "the Company"), formerly
Buffalo Capital IV, Ltd., is a Colorado corporation which is engaged in providing public relations consulting services primarily to public companies and in the trading of equity securities for its own account in Internet related companies. On May 12, 1999, M & A West, a
Nevada corporation, underwent a stock transfer and exchange with Buffalo Capital IV, Ltd., a publicly traded shell company in a transaction more fully described below whereby M & A West became a wholly-owned subsidiary of Buffalo Capital IV, Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M & A West, Inc. All references to "the Company" in this report refer to M & A West, Inc., the Nevada corporation, prior to May 12,
1999, and to the consolidated entity from May 12, 1999.

        The Company develops, invests in, and operates Internet technology related companies. The strategy of the Company includes the internal development and operation of majority owned subsidiaries within the M & A West family, as well as the investment in other Internet companies either directly by the Company, or through other venture capital arrangements. The Company strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. The Company was founded as a Nevada corporation in 1996 to provide guidance for small public companies and other companies wishing to enter the public markets to raise capital, raise awareness of their businesses and effect strategic mergers, acquisition and other business combinations. To provide clients with a complete package of services, the Company formed its Corporations Division in 1997 for effective public market strategies and quickly followed with an Internet Marketing Division and Internet Technology Development Division.

        The Company is actively seeking out business situations that present unique opportunities in the realm of the Internet and electronic business. The Company is looking to invest in other companies that have a demonstrable potential for success as an Internet business.
The Company is able to bring talent in the areas of web commerce, marketing, finance and business development in an effort to guide those companies to success. The Company seeks companies that compliment those in which it already has an investment so that these companies can, together, form an electronic commerce community.

Interactive Marketing Industry

        Direct marketing is undergoing rapid, fundamental change, as customers' needs evolve and technology advances. Marketing channels and media outlets are expanding in number and diversifying in scope, and powerful database technologies are able to target both broad markets and individual customers with ever-greater precision. The emergence of the Internet into homes and offices has provided direct marketers with a powerful new distribution mechanism - interactive media. Interactive marketing is a subset of direct marketing. It differentiates itself from traditional direct marketing channels in that the consumer has flexibility and control over what is being presented, when they view the products or services and which types of products or services they are viewing.

        In contrast to conventional media, the Internet offers capabilities to target advertising to specific audiences, to measure the popularity of content, to reach worldwide audiences cost-effectively and to create innovative and interactive advertisements. By collecting customer feedback and demographic information, advertisers can direct highly customized marketing campaigns at prospective customers much more rapidly than with conventional media. The
Company believes that advertisers will continue to seek to advertise on Web sites that offer a high volume of traffic and feature flexible advertisement programs capable of reaching targeted audiences.
Likewise, the Company believes that as advertisers increasingly embrace the Internet as an advertising vehicle, their participation will subsidize in part the creation and expansion of the information and resources available on the Web which in turn is expected to stimulate further traffic flow.

        Interactive marketing provides direct marketers with the ability to create electronic databases of customer information. Using this information will enable direct marketers to develop more effective advertising, make better decisions about distribution methods and media selection and target customers more effectively. The dialogue created between the marketer and the consumer permits marketers to track advertisement interaction, anticipate consumer needs and make changes immediately. It is expected that across scores of industries, the relationship between marketers and consumers will soon be direct, and one-to-one. When that day arrives, marketers will benefit from this newfound ability to establish relationships with their customers.


Business Strategy

        The Company's strategy is to increase its market share within its respective market niche. The success factors include understanding, developing and applying information to the Internet, interactive media markets and data access and software tools; narrowing market focus while establishing strategic alliances to complement product and service offerings; and investing in strategic Internet or interactive media investments or acquisitions.

        With respect to the businesses of MAWI, the Company will seek to expand its participation in the direct marketing of products and services, Internet, interactive media industries and increase market share. The key elements of the strategy include the continued of enhancement and expansion of the Company's products and services.
The Company has invested significant resources in new subsidiaries or investments which seek to capitalize on opportunities surrounding the growth of the Internet and the interactive marketing industry. The Company intends to continue to pursue the growth in development of its technologies and services, and continue to introduce its products commercially. Additionally, the Company intends to continue to evaluate new opportunities to further its investment in direct marketing strategies and also to seek out opportunities to realize significant shareholder value through the sale of selected investments or technologies, or through having separate subsidiaries sell a minority interest to outsiders.

Sales and Marketing

        The Company markets its products and services through a marketing staff using both telemarketing and direct sales. The
Company maintains separate marketing staffs for each product and service area, enabling the marketing personnel to develop strong customer relationships and expertise in their respective areas. The Company has established direct sales forces experienced in the advertising business to address the new and evolving requirements of the Internet advertising market. The Company believes that an experienced sales staff is critical to initiating and maintaining relationships with advertisers and advertising agencies and therefore has hired a significant portion of its Internet advertising sales force from the advertising industry. The Company advertises its products and services through direct mail, space advertising, Internet banners, directory listings, trade shows and Company sponsored user groups.
In addition, in certain instances, the Company has complemented the activities of its direct sales force by retaining advertising sales agencies, to serve as sales representatives on a commission basis.

        The Company attends numerous trade shows in the Internet, high technology, direct marketing, mutual fund, book, and library markets, while further supplementing its sales efforts with space advertising and product and services listings in appropriate directories. In addition, the Company sponsors user group meetings for its mutual fund clients and major list participants in the InfoBuyers List database, where products and services are highlighted.

        The Company also conducts numerous mailings of list catalogs, flyers, newsletters and other product information throughout the year to primarily book, magazine, journal, newsletter and software publishers and resellers, seminar companies, professional associations, business supply catalogers, consumer electronic, high technology and financial service organizations.

Competition

         MAWI's Internet investments compete in the electronic technology and Internet service arenas which are comprised of numerous small and large companies providing different and new technologies, all with varying applications. The market for Internet products and services is highly competitive. In addition, the Company expects the market for Internet advertising, to the extent it further develops, to be intensely competitive. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. MAWI's products and services are being developed predominantly for direct marketing applications, on the Internet or through interactive media. Competitors would include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate competing features in to their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

        The Company may also be affected by competition from licensees of its products and technology. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and partners have also established relationships with certain of the Company's competitors and future advertising customers, licensees and partners may establish similar relationships. The Company may also compete with online services and other Web site operators as well as traditional off-line media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

Intellectual Property Rights

        The Company regards its software technologies, databases and database management software as proprietary. The Company depends on trade secrets for protection of its software. It has entered into confidentiality agreements with its management and key employees with respect to this software, and limits access to, and distribution of this, and other proprietary information.

Employees

        As of May 31, 1999, the Company employed a total of 10 persons on a full-time basis. In addition, depending on client demand, the Company contracts persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Significant Customers

        The Company's significant customers include Auto Trade
Center (AUTC) and Starnet Communications (SNMM).  The
Company has provided investor relations for said customers, but has been paid in full as of May 31, 1999. To this effect, the Company does not rely on the future business of these companies.

ITEM 2. - PROPERTIES

        The Company leases approximately 2,800 sq. ft. of its administrative, sales and operations space in San Bruno, California, under a lease which expires in the year 2000. This lease is with Scott Kelly, President and CEO of M & A West and is considered a related party transaction. Nevertheless, the Company had attempted to determine the fair market rental rate for the lease of the property and has made an independent determination that its lease payment is at or below prevailing market conditions in San Bruno, California. Said lease payment is $1,811 per month. In addition, the Company leases certain space on a month-to-month basis from Sal Censoprano, its Secretary and Chief Financial Officer. The lease payment for the premises rented from Mr. Censoprano is $692 per month.

ITEM 3. - LEGAL PROCEEDINGS

        On May 10, 1999, Mortgage Internet Technologies commenced legal proceedings in the United States District Court for the Northern District of California (Case No. 99-2183CW), against the Company's wholly owned subsidiary, M & A West (a Nevada corporation), Scott Kelly, Carol Pizzo, and Virtuallender.com, Inc. (a Nevada corporation). The suit seeks, among other things, to enjoin the defendants from utilization of the name Virtuallender. The plaintiff's application for a temporary restraining order was denied by the Court on the grounds that the Plaintiffs were not likely to prevail. Management considers the suit without merit, but will continue to vigorously defend the case should a preliminary injunction be issued.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY
HOLDERS

        No matters were submitted to a vote of the security holders during the 4th quarter of the fiscal year, other than those as shown in the previous filing of the Company on Form 8-K dated May 12, 1999.

ITEM 5. -       MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDERS MATTERS.

        The Company's shares were initially approved for trading on the OTC Bulletin Board on April 15, 1998, under the symbol
"BUFF." On May 12, 1999, following closing under the Reorganization and Stock Purchase Agreement between Buffalo
Capital IV, Ltd., and M & A West (Nevada), the Company changed its name to M & A West, Inc., and changed its trading symbol to "MAWI." Prior to May 12, 1999, there was no trading activity in the Company's common stock. During the period from May 12, 1999 through May 31, 1999, the high bid price was $20 and the low bid price was $9 1/8. As of May 31, 1999, the Company's outstanding common stock was held of record by 64 persons. The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs, or any commission to the dealer. The prices presented may not represent actual transactions.

        The Company has never paid cash dividends on its common stock, but anticipates that at some point in the future, dividends in the form of restricted or free trading common stock from acquired companies may be paid to the shareholders of the Company. There is no guarantee that any such dividends will be paid.


ITEM 6.         MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION.

Overview

The Company develops, invests in, and operates Internet and technology related companies. The Company's strategy includes the internal development and operation of majority owned subsidiaries within the "M & A West" family, as well as investment in other Internet companies, either directly by M & A West or through other venture capital arrangements. The Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. The Company intends to continue its focus as a Seed Round Internet Startup investor.

As of May 31, 1999, the Company has a 51% ownership interest in Digital Bridge, Inc. and a 21% ownership interest in VirtualLender.com, Inc. ("VirtualLender"). Digital Bridge offers e-commerce web design and development, web-site hosting and Internet marketing consulting for its web development and design clients as well as graphics and consulting services for small to medium sized businesses. Digital Bridge, Inc. now has several clients of its own and is exploring the possibility of becoming a separate public company.

VirtualLender originated from M & A West's mortgage company, M
& A West Financial. VirtualLender is a mortgage banker/direct lender focusing on originating sub-prime loans and mortgages over the Internet.

The Company has adopted a strategy of seeking opportunities to realize significant gains through the selective sale of investments or having separate subsidiaries or affiliates sell minority interests to outside investors. The Company believes that this strategy provides the ability to significantly increase shareholder value as well as provide capital to support the growth in the Company's subsidiaries and investments. Additionally, in fiscal year 1999, the Company will continue to develop and refine the products and services of its businesses, with the goal of significantly increasing revenue as new products are commercially introduced, and will continue to pursue a strong pace of investing in new Internet opportunities.

Results of Operations

On May 12, 1999, M & A West, Inc., a Nevada corporation, completed a share exchange transaction with Buffalo Capital IV, Ltd., a publicly traded shell company, in a transaction whereby M & A
West became a wholly-owned subsidiary of Buffalo Capital IV. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M & A West, Inc. All references to "the Company" in this section refer to M & A West, Inc., the Nevada corporation, prior to May 12, 1999, and to the consolidated entity from May 12, 1999.

The following table sets forth, for the years indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net revenues.

                                        Fiscal Year ended May 31,
                                            1999            1998
Net revenues                           1,087,019          97,033
Cost of revenues                               0               0
Research and
 development expenses                          0               0
In-process research
 and development
Selling, general and
 administrative expenses               1,498,123          50,431
Operating loss
Operating Profit                         328,896          46,602
Other income, net                       (43,489)          15,345
Income tax (expense)                   (128,690)        (27,200)

Net income                               156,717          34,747

Fiscal 1999 Compared to Fiscal 1998

Net revenues for the Company increased $989,986 or approximately 1,120%, to $1,087,019 in 1999, from $97,033 in 1998. The increase reflects an increase of $505,054 in the Company's commission income and $1,224,932 from the Company's trading gains. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, will actively pursue increased revenues from new and existing customers, and will look to expand into new market opportunities. Therefore, the Company expects to report future revenue growth.

Cost of revenues is not applicable.

Selling expenses increased $930,734, or approximately 4,141%, to $953,765 in 1999, from $23,031 in 1998. The increase reflects increases of $254,720 in advertising and $416,673 in consultant fees. Employee business expenses and payroll increased $259,341 or approximately 1,914% in 1999 from $13,547 in 1998.

General and administrative expenses increased $516,959, or approximately 1,887%, to $544,358 in 1999, from $27,400 in 1998.

Interest income increased $354 in 1999, from $0 in 1998.

Equity in losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for fiscal 1999 include the results from the Company's minority ownership interest in Virtuallender.com, Inc. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

The Company's effective tax rates for fiscal 1999 and 1998 were 45% and 44%, respectively. The Company's effective tax rate differs materially from the federal statutory rate primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, and non-deductible goodwill amortization and in-process research and development charges.


Liquidity and Capital Resources

Working capital at May 31, 1999 increased to $2,487,347 compared to $308,039 at May 31, 1998, predominately as a result of increased revenues from services rendered. The Company's principal uses of capital during fiscal 1998 were $1,498,000 for funding of operations, primarily those of start-up activities in the Company's investment and development segment, $500,000 for investments in affiliates and acquisitions, and $20,000 for purchases of property and equipment. Fiscal 1998 was the Company's start-up year and, as a result, it had little activity in these areas.

The Company intends to continue to fund existing and future Internet and interactive media investment and development efforts, and to actively seek new investment opportunities. The Company believes that existing working capital and the availability of additional securities which could be sold or posted as collateral for additional loans, will be sufficient to fund its operations, investments and capital expenditures for the foreseeable future. Should further capital be needed to fund future investment and acquisition activity, the Company may seek to raise capital through additional public or private offerings of the Company's or its subsidiaries' stock, or through debt financings.

Year 2000 Compliance.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.
The Company is in the process of evaluating and correcting the Year
2000 compliance of its proprietary products and services and third party equipment and software that it uses, as well as its non-information technology systems, such as building security, voice mail and other systems. The Company's Year 2000 compliance efforts will consist of the following phases: (i) identification of all software products, information technology systems and non-information technology systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures. The Company has substantially completed phase
(i) and has begun phases (ii) and (iii) of its Year 2000 efforts. The Company expects to complete its Year 2000 compliance efforts by the end of December, 1999.

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues, other than the purchase of new computer equipment and software represented by their respective manufacturers as Year 2000 compliant. Preliminary estimates regarding expected costs for completing the Company's Year 2000 remediation efforts and for correcting Year 2000 issues are $250,000, but there can be no assurance that the costs will not exceed such amounts. The
Company's expectations regarding Year 2000 remediation efforts will evolve as it continues to analyze and correct its systems. The
Company has not yet developed a formal Year 2000-specific contingency plan. The Company expects that a formal Year 2000 contingency plan will evolve as it completes its Year 2000 compliance efforts. Failure by the Company to resolve Year 2000 issues with respect to its proprietary products and services could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur significant unanticipated expenses to remedy any problems.

Factors That May Affect Future Results.

The Company operates in a rapidly changing environment that
involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances occurring after the date such statements were made or to reflect the occurrence of
unanticipated events.   Factors that could cause actual results to differ
materially from results anticipated in forward-looking statements include, but are not limited to the following:

Future Capital Needs - During its last fiscal year, the Company generated operating profits which were partially funded by gains on sales of its interests in other companies. To the extent the Company may become involved in future investments, however, the Company may need to access outside sources of financing. There can be no assurance that any such financing will be available. If such financing is available, furthermore, it may involve issuing securities senior to the Common Stock or equity financings which are dilutive to holders of the Common Stock.

Dependence on a Single Customer - During fiscal year 1999 a significant portion of the Company's revenues were derived from a limited number of customers, including Starnet Communications International, Inc. ("Starnet"), which accounted for 81% of total revenues. However, the Company is actively shifting its focus from investor relations services to seed round investment, and, therefore, the Company believes that its dependence on Starnet as a source of revenue will decline significantly.

Dependence on Continued Growth of the Internet and Internet Infrastructure - The Company's future success is highly dependent upon continued growth in the use of the Internet generally and, in particular, as a medium for advertising, marketing, services and commerce. Commercial use of the Internet is at an early stage of development, and market acceptance of the Internet as a medium for advertising, information services and commerce is subject to a high level of uncertainty. The relative effectiveness of the Internet as an advertising medium as compared to traditional advertising media, for example, has not been determined. Further, there can be no assurance that the required infrastructure to support future Internet user and traffic growth or complementary products or services necessary to make the Internet a viable commercial marketplace will be developed, or, if they are developed, that the Internet will become a viable commercial marketplace for products and services such as those offered by the Company. If commercial use of the Internet fails to continue to expand, the Company's business, results of operations and financial condition would be adversely affected.

Dependence on Key Personnel - The Company's performance is substantially dependent on the performance of its executive officers and other key employees and its ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of the services of any of its executive officers or key employees could have a material adverse effect on its business, results of operations or financial condition. Competition for talented personnel is intense, and there can be no assurance that the Company will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.

Government Regulation and Legal Uncertainties The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, governmental regulators may, in the future, seek to impose regulations on Internet activities. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to increasing popularity and use of the Internet, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics and quality of products and services. The adoption of any additional laws or regulations may also decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and services or could increase the Company's cost of doing business. Moreover, the applicability to the Internet of a range of existing laws in domestic and international jurisdictions governing issues such as commerce, taxation, property ownership, defamation and personal privacy is uncertain and will likely evolve over the course of many years. Any such new legislation or regulation or application or interpretation of existing laws, including tax laws, could have an adverse effect on the Company's business, results of operations and financial condition.

Rapid Change in Technology and Distribution Channels - Because the use of the Internet as a commercial medium is relatively recent and continues to evolve, the market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, shifting distribution channels, and changing customer demands. Accordingly, the Company's future success will depend on its ability to adapt to this rapidly evolving marketplace. There can be no assurance that the Company will be able to adequately adapt its products and services or to acquire new products and services that can compete successfully or that the Company will be able to establish and maintain effective distribution channels. Failure to maintain competitive product and service offerings and distribution channels would have an adverse affect on the Company's business, results of operations and financial condition. In addition, responding to these rapid technological changes could require substantial expenditures by the Company, and there can be no assurance that such expenditures will yield a positive investment return.

Intense Competition - The market for Internet products and services is highly competitive and lacks significant barriers to entry. The Company expects competition to intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the Company's products and services. There can be no assurance that the Company will be able to compete successfully or that competitive pressures, including possible downward pressure on the prices it charges for its products and services, will not adversely affect its business, results of operations and financial condition.

Risks Inherent to the Company's Acquisition Strategy - The Company has in the past, and intends in the future, to expand through the acquisition of businesses, technologies, products and services, such as the recent acquisitions of interests in VirtualLender and Digital
Bridge. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of goodwill and other intangible assets. Any such adjustment could result in an increase in the amount of goodwill recorded, which would result in higher amortization expenses and, therefore, adversely affect the Company's operating results. Further, acquisitions involve a number of special problems, including difficulty integrating technologies, operations and personnel and diversion of management attention in connection with both negotiating the acquisitions and integrating the assets. There can be no assurance that the Company will be successful in addressing such problems. In addition, growth associated with numerous acquisitions places significant strain on the Company's managerial and operational resources. The Company's future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. Furthermore, many of the Company's investments are in early-stage companies, with limited operating histories and limited or no revenues; there can be no assurance that the Company will be successful in developing such companies.

Uncertainties Associated with Selling Assets - A significant element of the Company's business plan involves selling, in public or private offerings, portions of the companies it has acquired and developed.
The Company's ability to engage in any such transactions, the timing of such transactions and the amount of proceeds from such transactions are dependent on market and other conditions largely beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to engage in such transactions in the future or that when the Company is able to engage in such transactions they will be at favorable prices. If the Company were unable to liquidate portions of its portfolio companies at favorable prices, the Company's business, financial condition and results of operations would be adversely affected.

Fluctuating Value of Certain Stock Assets - A portion of the
Company's assets includes the equity securities of both publicly traded and non-publicly traded companies. Such assets include a large number of shares of common stock of VirtualLender.com, Inc., a
publicly traded company.   Fluctuations in the market price and
valuations of the Company's holdings in such other companies, which are partially dependent on market and other conditions that are beyond the Company's control, may result in fluctuations of the market price of the Company's Common Stock. The market price of the Company's VirtualLender.com, Inc. stock may also be adversely affected by changes in interest rates and the real estate market.

Management of Growth - The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. Further, as the number of the Company's users, advertisers and other business partners grows, the Company is required to manage multiple relationships with various customers, strategic partners and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its strategic relationships or sponsorship arrangements. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results will also depend on its ability to expand its sales and marketing organization and expand its support organization commensurate with the growth of its business and the Internet. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

Risks Associated with Brand Development - The Company believes that establishing and maintaining its brand names is a crucial aspect of its effort to continue to expand and attract Internet business and that the importance of brand recognition will increase in the future due to the growing number of Internet companies. Promotion and enhancement of the Company's brand names will depend largely on the Company's ability to provide consistently high-quality products and services, which cannot be assured. If consumers do not perceive the Company's existing products and services to be of high quality, or if the Company introduces new products and services or enters into new business ventures that are not favorably received by consumers, the value of the Company's brand names could be diminished.

Dependence on Third-Party Relationships - The Company is currently, and expects to be in the future, dependent on a number of third-party relationships. These relationships include arrangements relating to the creation of traffic on the Company-affiliated Web sites and resulting generation of advertising and commerce-related revenue. The termination of, or the failure of such Company-affiliated Web sites to renew such relationships on reasonable terms, could have an adverse effect on the Company's business, results of operations and financial condition. The Company also is generally dependent on other third-party relationships with advertisers, sponsors and partners. Most of these arrangements do not require future minimum commitments to use the Company's services, are often not exclusive and are often short-term or may be terminated at the convenience of the other party. There can be no assurance that these third parties will not reassess their commitment to the Company at any time in the future, or that they will not develop their own competitive services or products. Further, there can be no assurance that the services of these companies will achieve market acceptance or commercial success and therefore there can be no assurance that the Company's existing relationships will result in sustained or successful business partnerships or significant revenues for the Company.

Fluctuations in Quarterly Results - In the past, the Company's operating results have fluctuated on a quarterly basis, and the Company expects to continue to experience significant fluctuations in future quarterly operating results. Such fluctuations have been, and may in the future be, caused by numerous factors, many of which are outside the Company's control, including demand for the Company's products and services, incurrence of costs associated with acquisitions, divestitures and investments, the timing of divestitures, market acceptance of new products and services, specific economic conditions in the Internet and direct marketing industries, and general economic conditions. The emerging nature of commercial use of the Internet makes predictions concerning future revenues difficult. The Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as indicative of future performance.

Computer Operations - The Company's operations are dependent in part upon its ability to protect its computer operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company's data centers are equipped with generator back up equipment, multiple fiber lines and other liquid and fire protection systems for protection in case of disaster. Despite the implementation of physical and network security measures by the Company, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and services which could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Proprietary Rights; Risk of Infringement - The
Company's success depends in part on its proprietary technology and its ability to protect such technology under applicable patent, trademark, copyright and trade secret laws. Accordingly, the Company seeks to protect the intellectual property rights underlying its products and services by filing applications and registrations, as appropriate, and through its agreements with employees, suppliers, customers and partners. However, there can be no assurance that measures adopted by the Company to protect its proprietary technology will prevent infringement or misappropriation of such technology. Further, legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in the context of the Internet industry currently are not resolved. The Company licenses certain components of its products and services from third parties. The failure by the Company to maintain such licenses, or to find replacement components in a timely and cost effective manner, could have a material adverse effect on the Company's business, results of operation and financial condition.
From time to time the Company has been, and expects to continue to be, subject to claims in the ordinary course of its business, including claims of alleged infringement of intellectual property rights of third parties by the Company. Any such claim could subject the Company to significant liability for damages and could result in invalidation of the Company's proprietary rights and, even if not meritorious, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention, any of which could have an adverse effect on the Company's business, results of operations or financial condition.

As of May 31, 1999, the Company has not been named in any lawsuit that may materially affect its financial condition.



ITEM 7.  FINANCIAL STATEMENTS.

        (a) Consolidated financial statements at May 31, 1999 and for the years ended May 31, 1999 and 1998 are attached.

M & A WEST, INC.

Index to Financial Statements
Report of Independent Public Accountants                        6
Consolidated Balance Sheet                                      7
Consolidated Statements of Operations                           8
Consolidated Statements of Cash Flows                           10
Notes to Financial Statements                                   12

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
M & A West, Inc.

We have audited the accompanying consolidated balance sheet of M
& A West, Inc. as of May 31, 1999, and the related consolidated statements of operations and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M & A West, Inc. as of May 31, 1999, and the consolidated results of its operations, and cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

Denver, Colorado
August 10, 1999

M & A West, Inc.
CONSOLIDATED BALANCE SHEET
May 31, 1999

ASSETS
CURRENT ASSETS:
Cash and equivalents                                   1,141,813
Accounts receivable - clients                             10,000
Marketable securities held for
   trading                                               573,976
Investments - at equity                                  426,558
Investments - at cost                                    327,000
Employee advances                                          8,000

TOTAL CURRENT ASSETS:                                  2,487,347

OTHER ASSETS:
Deferred income tax asset                                 12,110
Property and equipment, net
   of depreciation                                        20,584

TOTAL ASSETS                                           2,520,041

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         114,127
Income taxes payable                                     168,000
Payroll taxes accrued and
   payable                                                25,912
TOTAL CURRENT LIABILITIES                                308,039

STOCKHOLDERS' EQUITY
Common stock, no par value;
   100,000,000 shares authorized;
   11,000,000 shares issued and
   outstanding                                         2,020,538
Retained earnings                                        191,464
Total equity                                           2,212,002
TOTAL LIABILITIES AND EQUITY                           2,520,041

The accompanying notes are an integral part of these financial statements. M & A West, Inc.
STATEMENTS OF OPERATIONS
For the years ended May 31, 1999 and 1998

                                                    1999                    1998
REVENUE
   Commission income                             602,087                  97,033
   Trading gains and losses                    1,224,932                       -
TOTAL REVENUE                                  1,827,019                  97,033

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising                                   258,579                   3,859
   Employee business expenses                    119,003                  10,286
   Consultants                                   422,298                   5,625
   Payroll                                       153,885                   3,261
   Other selling, general and
      administrative expenses                    544,358                  27,400

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                               1,498,123                  50,431

   Income from operations                        328,896                  46,602

OTHER INCOME (EXPENSE)
   Interest income                                   364                       -
   Unrealized investment gains
      and losses on trading securities,
      net                                        (6,483)                  15,345
   Equity in loss of unconsolidated
      subsidiary                                (37,370)                       -

TOTAL OTHER INCOME (EXPENSE)
                                                (43,489)                  15,345

NET INCOME BEFORE INCOME TAX
                                                 285,407                  61,947
   Income tax expense                          (128,690)                (27,200)

NET INCOME                                       156,717                  34,747

RETAINED EARNINGS
   Balance, beginning of year                     34,747                       -
   Balance, end of year                          191,464                  34,747

Net income per share                                    .01                     .0
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                                   10,582,904              10,560,000

The accompanying notes are an integral part of these financial statements. M & A West, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 1999 and 1998

                                                            1999                    1998
CASH FLOWS FROM OPERATIONS:
Net income                                               156,717                  34,747
Adjustments to reconcile net loss
to net cash flows from operations:
   Unrealized (gain) loss on investments                   6,483                (15,345)
   Equity in loss of unconsolidated subsidiary            37,370                       -
   Depreciation                                            4,071                       -
   Deferred income taxes                                (12,110)                   6,750
   Equity securities - trading                         (538,548)                (26,566)
   Accounts receivable                                  (10,000)                       -
   Employee advances                                      13,000                (21,000)
   Accounts payable                                      114,029                      98
   Bank overdraft                                          (866)                     866
   Other current liabilities                             166,712                  20,450

   Net cash used in operations                          (63,142)                       -

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                 (4,117)                       -
   Purchase of investments                             (790,928)                       -
   Net cash used by investment activities              (795,045)                       -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of stock for cash                          2,000,000                       -

   Net cash provided by financing activities           2,000,000                       -
   Net increase in cash and equivalents                1,141,813                       -

CASH AND CASH EQUIVALENTS
 Beginning of year                                             -                       -
CASH AND CASH EQUIVALENTS
 End of year                                           1,141,813                       -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES AND OTHER CASH INFORMATION

During the year ended May 31, 1999, management of the Company contributed fixed assets totalling $20,538 to the Company as an equity investment.

Cash paid for interest                                        16                       -
Cash paid for income taxes                                     -                       -

The accompanying notes are an integral part of these financial statements. M & A West, Inc.
NOTES TO FINANCIAL STATEMENTS
May 31, 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business:
        M & A West, Inc. is engaged in providing public relations consulting services primarily to public companies, and in the trading of equity securities for its own account. On May 12, 1999, M & A
West, Inc., a Nevada corporation, underwent a share exchange with Buffalo Capital IV, Ltd., a publicly traded shell company, in a transaction more fully described in Note 3, whereby M & A West become a wholly owned subsidiary of Buffalo Capital IV, Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M & A West, Inc. All references to "the Company" in these financial statements refer to M & A West, Inc., the Nevada corporation, prior to May 12, 1999, and to the consolidated entity from May 12 forward.

Basis of accounting
        The accompanying financial statements of M & A West, Inc.
are prepared using the accrual basis of accounting in which revenues are recognized when earned, and expenses are recognized when incurred.

Principles of Consolidation
        The accompanying consolidated financial statements of M & A West, Inc., including the Company, a Colorado corporation, and its wholly owned subsidiary, a Nevada corporation. All material intercompany transactions and balances have been eliminated in consolidation.

Marketable Securities and Investments
        The Company holds investments in marketable equity securi-ties. Investments held for trading purposes are represented at market value, with realized and unrealized gains and losses on the investments recognized in earnings during the period incurred. Investments in which the Company has significant influence, but not voting control, are accounted for at original cost, as adjusted for the Company's share of the investee's gains and losses. Investments in non-trading equity securities are considered available for sale, and are accounted for at cost, which approximates market. There were no sales of available-for-sale securities during the periods presented.

Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during each period presented. Actual results could differ from these estimates.

Property and Equipment
        The Company's property and equipment, consisting of computers and equipment supporting the administrative function, are stated at cost. Depreciation is provided using the straight line method over estimated useful lives of 5 to 7 years.

Advertising
        Advertising costs are expensed as incurred.

Cash Equivalents
        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Income Per Share
        Income per share has been calculated using the weighted average number of shares outstanding. Shares issued in the share exchange transaction have been treated as outstanding since the beginning of the period. Shares remaining with the original shareholders of Buffalo Capital IV, Inc. have been treated as outstanding since May 12, 1999. All per share amounts have been restated to reflect stock splits and the share exchange ratio applicable to the share exchange transaction.

2.  RELATED PARTY TRANSACTIONS

        For the year ended May 31, 1999, the Company's offices were leased from the Company's Chief Executive Officer on a month-to-month basis for monthly payments of $1,811.

        Effective May, 1999, the Company leased space from its Chief Financial Officer on a month-to-month basis for $692 per month.

3.  STOCKHOLDERS' EQUITY

Authorized Capital
        The Company's capital consists of 100,000,000 authorized common shares, no par value, of which 11,000,000 shares were issued and outstanding at May 31, 1999.

Reorganization and Stock Purchase
        On May 12, 1999, a change in control of the Company occurred, in conjunction with closing under a Reorganization and Stock Purchase Agreement. On that date, the Company first completed a 3.5:1 forward split, increasing its issued and outstanding shares of common stock from 1,260,000 to 4,410,000. Following that forward split, the Company issued 6,590,000 newly issued shares of common stock to Scott L. Kelly, trustee of the Kelly Family Trust, and Administrative Systems Corp. ("ASC"), solely in exchange for 2,500 shares of M & A West Incorporated, constituting all issued and outstanding shares of common stock of M & A West, Incorporated.
As a result of that transaction, M & A West, Incorporated became a wholly owned subsidiary of the Company.

        Also on May 12, 1999, persons designated by M & A West,
Incorporated purchased a total of 986,220 shares from Mark DiSalvo, a principal shareholder of the Company.

        On May 13, 1999, certain persons, who are not affiliates of M & A West Incorporated, purchased an additional 2,983,780 shares, or approximately 27.13%, from the Company for total proceeds of $2,000,000.

        As a result of these transactions, the Company now has 11,000,000 issued and outstanding shares of common stock, of which 7,576,220 shares, or approximately 68.6%, are owned by Scott L.
Kelly, Trustee of the Kelly Family Trust and ASC. Persons who were previously shareholders of Buffalo Capital IV, Ltd., own a total of 440,000 shares or approximately 4%.

Preferred Stock
        The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, with rights and privileges to be determined by the Board of Directors. No preferred shares were issued and outstanding at May 31, 1999.

Options and Warrants
        In connection with the share exchange transaction described above, the Company cancelled previously outstanding warrants to purchase common shares. At May 31, 1999, no options or warrants were outstanding to purchase the Company's common shares.

4.  INCOME TAXES
        The Company records deferred taxes for the effects of unrealized gains and losses on marketable equity securities which are recognized in income for tax purposes only when realized. The
Company's deferred tax assets and liabilities at May 31 consist of the following:

                                                    1999            1998
                                                                      <C
Deferred tax asset (liability)                    12,110         (6,750)
Valuation allowance                                    -               -
Total deferred tax asset (liability)              12,110         (6,750)

The Company's tax provision for each year is as follows:

Income taxes currently payable                   147,550          20,450
Increase (decreased) in deferred taxes          (18,860)           6,750
Total income tax expense                         128,690          27,200

The difference between the Company's effective tax rate for financial reporting purposes and federal statutory rates applied to pretax financial statement income is reconciled as follows:

                                                    1999            1998
Federal statutory rate                                34.0%           16.9%
State taxes                                           09.0%           09.0%
Penalties and other                                   02.0%           18.0%
Total effective tax rate                              45.0%           43.9%

5.      INVESTMENTS

Investments at Equity
        The Company has an approximate 21% investment in VirtualLender.com at May 31, 1999, which is accounted for using the equity method, whereby the Company's investment is increased by gains and additional investments, and decreased by losses and distributions. The following is a summary of the financial position and operating results of Virtuallender.com as of May 31, 1999:

Current Assets                                                   180,913
Property and equipment                                           260,266
Other assets                                                      65,570
                                                                 506,749
Total liabilities                                                  3,748
Total stockholders' equity                                       503,001

Total revenue                                                     11,135
Net loss                                                          78,819

The Company's total investment in Virtuallender.com at May 31,
1999, consists of 5,869,300 shares of Virtuallender.com common stock. Of this amount, approximately 4,600 shares are included in trading securities at May 31, 1999, at a market value of $29,900.
Market value for the remaining shares which constitute the Company's investment at equity, based upon the closing bid for Virtuallender.com at May 31, 1999, totalled $38,120,550, before application of discounts for liquidity or current trading restrictions.

Investments in Other Equity Securities
        The Company has invested in equity securities of companies for which no established trading market exists at May 31, 1999.
These securities are stated at cost that does not exceed the estimated net realizable value.

6.      FIXED ASSETS
        The Company's property and equipment consists of the following at May 31, 1999:

Computers                                         16,613
Office furniture                                   8,042
                                                  24,655
Less accumulated depreciation                      4,071
                                                  20,584

7.      CONCENTRATIONS.
        At May 31, 1999, the Company had cash in excess of federally insured limited of approximately $1,176,000.

        For the year ended May 31, 1999, the Company realized trading gains of approximately $1,000,000 from sales of securities of a single entity.

8.      LITIGATION
        M & A West, Inc., the Nevada corporation, has been named as a party in a lawsuit filed by Mortgage Internet Technologies against M & A West, Inc. and others. The litigation (Case No. C-99-2183
CW in the United States District Court, Northern District of California) seeks to enjoin parties from the utilization of the name VirtualLender. The application for a temporary restraining order was denied by the Court on the grounds that the Plaintiffs were not likely to prevail. Management considers this suit without merit and has accrued no provision for loss in the matter at May 31, 1999.


ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

        The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

        The directors and executive officers currently serving the Company are as follows:

Name                 Age                Positions Held and Tenure

Scott L. Kelly        35                President, CEO & Chairman of
                                        the Board of Directors since 1996

Sal Censoprano        44                Chief Financial Officer,
                                        Secretary & Director since May,
                                        1999

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

        The directors and officers will devote full time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Scott L. Kelly

        Scott L. Kelly has served as CEO, President and a Director of M & A West, Incorporated from 1996 to the present. He received a Bachelor's Degree in Business Administration from Adelphi
University, Garden City, New York, in 1986, a Master's Degree in Business Administration from San Francisco State University, in
1992, and a Certified Financial Planner Degree from the College of Financial Planning, Denver, Colorado, in 1990. He is the Director of the Boys and Girls Club Foundation and appears in "Who's Who" in the California Directory. Mr. Kelly has served as a manager of several brokerage firms and has trained over 50 stock brokers and conducted more than 300 seminars on various financial subjects in the United States, Russia, India, South America and Europe. From 1988 to 1989, he was a financial planner with American Express Financial Services, from 1989 to 1996 he was Senior Vice President of Interfirst Capital, and in 1996 he was Senior Vice President of Waldron & Company.


Sal Censoprano

        Mr. Censoprano has served as Secretary, Chief Financial Officer and as a director of the Company since May, 1999. prior to that time he was self-employed for approximately 15 years as a certified public accountant, providing tax and accounting services to the public. Mr. Censoprano received a bachelor's degree in accounting from Queens College, New York, in 1977, and a masters degree in accounting and taxation from Adelphi University, Garden City, New York, in 1981.

ITEM 10.        EXECUTIVE COMPENSATION.

        The compensation payable to the Company's officers and directors for the current fiscal year is as follows:

                                Annual Salary                   Payable
Scott L. Kelly, President               $120,000        $10,000 per month

Sal Censoprano,
CFO & Secretary                         $100,000        $8,333 per month

        Both contracts are for a period of three years, expiring in the year 2002. Both include bonuses that may be provided to the employee/officers to be issued solely at the discretion of the Board based upon the performance of the respective officers and the performance of the Company. Neither of the Company's officers received compensation from the Company during the previous fiscal year.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of May 31, 1999, the number of shars of common stock owned of record and beneficially by executive officers, directors, persons who hold 5% or more of the outstanding common stock of the Company, and by all officers and directors as a group:

Name                    Number of shares                      Percent of
and Address           Owned Beneficially                     Class Owned
Scott Kelly
 (as Trustee of the
 Kelly Family Trust)
 583 San Mateo Avenue
 San Bruno, CA  94066          4,942,500                        44.93%

Sal Censoprano
 1191 Chess Drive, #200
 Foster City, CA  94404                0                            0

Administrative Systems
 Corporation, a
 Nevada
 corporation               1,647,500<F1>                        14.98%

The Newman Company
 1325 Airmotie Way
 Suite 175
 Reno, NV  89502                 986,220                        8.97%

Global Capital Concepts, Inc.
 1325 Airmotive Way
 Suite 175
 Reno, NV
 89502                    1,000,000M<F2>                        9.09%

Realtec, Ltd.
c/o AMS Financial
Sea Meadow House
Blackburn Highway
Road Town Tortola
British Virgin Islands           720,000                        6.54%

Zacco Equities, Ltd.
P. O. Box 116
Road Town Tortola
British Virgin Islands           905,115                        8.23%


All Officers and directors
as a group (2 in number)       4,942,500                        44.93%

<F1>  The shares owned by Administrative Systems Corporation are subject to a voting trust agreement for a period of 3 years, from May, 1999 through May, 2002. The trustee of the voting trust is Abbas Iranpour, of Tehran, Iran, who has absolute power and discretion to vote the shares. The trust certificate holders are Abbas Iranpour (75%) and Zahra Gilak (24%).

<F2>  The shares owned by Global Capital Concepts, Inc., are subject to a voting trust agreement which is renewable in the discretion of a majority in interest of the trust certificate holders. The trustees of the trust are Farkhondeh Goulakani (75%) and Zahra Gilak
(25%).

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

        Scott L. Kelly, as Trustee of the Kelly Family Trust, controls 4,942,500 shares of common stock of the Company. Mr. Kelly is
Chief Executive Officer and Chairman of the Board of the
Corporation.  Mr. Kelly is also owner of the building which houses the Company's principal headquarters and leases the building to the Corporation. The Company believes that the lease of 2,800 sq. ft. of office space for $1,811.00 per month is below market. Nevertheless, the Corporation reviews leases on an annual basis to determine
fairness of any such leases.   Sal Censoprano as Chief Financial
Officer is paid $695.00 for approximately 1,000 ft. of space which houses the Company's financial and audit division. The Company believes that such rental amount is below market and reviews the propriety and fairness of such rental annually.

        Zahra Gilak, President of Administrative Systems, was secretary of M&A West until May 15, 1999, when she tendered her
resignation.    Ms. Gilak no longer holds any position either on the
Board or as an officer of the Company. Although she serves as President of Administrative Systems, she does not possess the power to vote the shares of M&A West owned by the corporation. Such voting power has been transferred to a voting trust of which the trustee is the major shareholder of Administrative Systems Corporation. Said Trustee has no relationship to the Company, Inc. and is not a shareholder in the Company.

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

Conflicts of Interest

        Other than as disclosed in the above, the Company does not believe that any other conflicts of interest exist among the officers, directors or shareholders in any material respect. The Company reviews all potential conflicts of interest that comes to its attention and has directed all officers and directors and key personnel to disclose any anticipated conflicts of interest before they arise.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                     Document
3.1                     Articles of Incorporation (incorporated by
reference to Form 10-KSB/A filed with the Securities and Exchange
Commission on behalf of the Company on January 10, 1997)

3.2                     Bylaws (incorporated by reference to Form 10-
KSB/A filed with the Securities and Exchange Commission on behalf of the Company on January 10, 1997).

27                              Financial Data Schedule

        (b) One report on Form 8-k was filed during the last quarter of the fiscal year to report a change in control of the Registrant. The date of the report was May 12, 1999. The report did not include financial statements when originally filed. An amended report on Form 8-k/a was filed on August 17, 1999, which included audited consolidated financial statements of M & A West, Inc., as of May 31, 1999, and related consolidated statements of operations and cash flows for each of the two years then ended. The date of the report on Form 8-k/a was May 12, 1999.


Signatures

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M & A West, Inc.

By: /s/ Scott Kelly
(Principal Executive Officer and Director)
Date: September 13, 1999
By: /s/ Sal Censoprano
(Principal Financial Officer and Director)
Date: September 13, 1999
27                      Financial Data Schedule