Form 10QSB/A
period 1999-08-31
M & A WEST INC
filed 1999-10-06
CIK 1025844

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 31, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

Commission File No:   0-21955

                              M & A WEST, INC.
                   (Name of small business in its charter)

Colorado                            84-1356427
(State or other                (IRS Employer Id. No.)
jurisdiction of Incorporation)

583 San Mateo Ave.
San Bruno, CA                                 94066
______________________________________________
(Address of principal
executive offices)                            (Zip Code)


Issuer's telephone number:    (978) 684-3600

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At August 31, 1999, the following shares of common were outstanding: Common
Stock, no par value, 11,000,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant for the three months ended August 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



M & A WEST, INC.

FINANCIAL STATEMENTS








Quarter Ended August 31, 1999
M & A West, Inc.

Index to Financial Statements
Balance Sheet                                 5
Statement of Operations                       7
Consolidated Statements of Cash Flows         9
Notes to Financial Statements                 10

M & A West, Inc.
BALANCE SHEET
August 31, 1999
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                     181,425
Accounts receivable-clients                         -
Marketable securities
  held for trading                          4,690,225
Investments - at equity                     1,097,088
Investments - at cost                         610,890
Employee advances                               8,732
Prepaid taxes                                 126,000

       Total current assets                 6,714,360

OTHER ASSETS:
Deferred income tax asset                      12,110
Property and equipment,
   net of depreciation                         23,999
Homestart, restricted securities               87,825

       Total Assets                         6,838,294

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                               23,727
Income taxes payable                        1,709,000
Payroll taxes
  accrued and payable                          32,464
Deferred revenue                            1,078,844

TOTAL CURRENT LIABILITIES                   2,844,035

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
11,000,000 shares issued and
outstanding                                 2,020,538
Retained earnings                           1,973,721

Total stockholders' equity                  3,994,259

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        6,838,294

The accompanying notes are an integral part of these financial statements. M & A West, Inc.
STATEMENT OF OPERATIONS
For the period June 1, 1999 through August 31, 1999
(unaudited)

                                      August 31, 1999         August 31, 1998
REVENUE
  Commission Revenue                        3,458,202                   2,500
  Refunds                                         409                       -
  Trading gains (losses)                    (106,638)                       -

       Total revenue                        3,351,973                       -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Advertising                                 107,417                  17,070
  Employee Business Expenses                   77,437                   1,271
  Consultants                                  76,111                  27,391
  Payroll                                     109,782                   4,974
  Other selling, general and
     administrative expenses                  147,433                  56,277

       Total selling, general
       and administrative
       expenses                               518,180                 106,983

       Income from operations               2,833,793               (104,483)

OTHER INCOME (EXPENSE)
  Interest income                                 542                       -
  Realized gains and losses on
       sale of securities, net                173,292                (12,179)
  Equity in loss of unconsolidated
       subsidiary                            (37,370)                       -

       Total other income (expense)           136,464                (12,179)

Net income before taxes                     2,970,257               (116,662)
Income tax expense                        (1,188,000)                       -
Net income                                  1,782,257               (116,662)

RETAINED EARNINGS
 Balance, beginning
 of year                                      191,464                       -
 Balance, end of
 year                                       1,973,721                       -
 Net income per share                             .162                      -
NUMBER OF SHARES
OUTSTANDING                                11,000,000                       -

The accompanying notes are an integral part of these financial statements. M & A West, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 1999
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

                                       122,642

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                  (3,415)
Purchase of investments            (1,079,615)

Net cash used by investing
 activities                        (1,083,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
                                             -
Net increase in cash
       and equivalents               (960,388)

CASH AND CASH EQUIVALENTS
 Beginning of year                   1,141,813

CASH AND CASH EQUIVALENTS
 End of year                           181,425

The accompanying notes are an integral part of these financial statements. M & A West, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Description of Business
        M & A West, Inc., is engaged in providing management consulting services to public companies. On May 12, 1999, M & A West, Inc., a Nevada corporation, underwent a stock transfer and exchange with Buffalo Capital IV, Ltd., a publicly traded shell company, in a transaction more fully described in Note 3, whereby M
& A West became a wholly-owned subsidiary of Buffalo Capital IV,
Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M & A West, Inc. All references to "the
Company" in these financial statements refer to M & A West, Inc., the Nevada corporation, prior to May 12, 1999, and to the consolidated entity from May 12 forward.

Basis of accounting
        The accompanying financial statements of the Company are prepared using the accrual basis of accounting in which revenues are recognized when earned, and expenses are recognized when incurred.

Marketable Securities and Investments
        The Company holds investments in marketable equity securities. Investments held for trading purposes are presented at market value, with realized and unrealized gains and losses on the investments recognized in earnings during the period incurred. Investments in which the Company has significant influence, but not voting control, are accounted for at original cost, as adjusted for the Company's share of the investee's gains and losses. Investments in non-trading equity securities are considered available for sale, and are accounted for at cost, which approximates market.

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

Loss per share
        Loss per share has been calculated using the average number of shares outstanding.

NOTE 2.  RELATED PARTY TRANSACTIONS

        For the period ended August 31, 1999, the Company's offices were leased from the Company's Chief Executive Officer on a month-to-month basis for monthly payments of $1,811. The Company also leased space from its Chief Financial Officer on a month-to-month basis for $692 per month.

NOTE 3.  STOCKHOLDERS EQUITY

Authorized capital
        The Company's capital consists of 100,000,000 authorized common shares, no par value, of which 11,000,000 shares were issued and outstanding at August 31, 1999.

Preferred Stock
        The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, with rights and privileges to be determined by the Board of directors. No preferred shares were issued and outstanding at August 31, 1999.

NOTE 4.  INCOME TAXES

        The Company has recorded a deferred tax asset for the effects of unrealized losses on marketable equity securities which are deductible for tax purposes only to the extent of realized gains. the Company's provision for income tax is calculated using a flat rate of 40%.

NOTE 5.  INVESTMENTS

Investments at equity
        The Company has an approximate 21% investment in Virtuallender.com at May 31, 1999, which is accounted for using the equity method, whereby the Company's investment is increased by gains and additional investments, and decreased by losses and distributions. The following is a summary of the financial position and operating results of Virtuallender.com as of May 31, 1999 (current information is not available).

Current Assets                         180,913
Property and equipment                 260,266
Other assets                            65,570
                                       506,749
Total liabilities                        3,748
Total stockholders' equity             503,001

Total revenue                           11,135
Net loss                               178,819

        The Company's total investment in Virtuallender.com at August 31, 1999, consists of 5,869,300 shares of Virtuallender.com common stock. Of this amount, approximately 5,000 shares are included in trading securities at August 31, 1999, at a market value of $178,000. Market value for the remaining shares which constitute the Company's investment at equity, based upon the closing bid for Virtuallender.com at August 31, 1999, totaled $22,743,500, before application of discounts for liquidity or current trading transactions.

Investments in Other Equity Securities
        The Company has invested in equity securities of companies for which no established trading market exists at August 31, 1999. These securities are stated at cost that does not exceed the estimated net realizable value.


NOTE 6.  FIXED ASSETS.

        The Company's property and equipment consists of the following at August 31, 1999:

Computers                               20,028
Office furniture                         8,042
                                        28,070
less accumulated depreciation            4,071
                                        23,999

NOTE 7.  DEFERRED REVENUE

        The Company entitled into a consulting agreement with Workfire technologies for a one year period. Payment for services rendered was in the form of stock which has been booked as revenue over a twelve month period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

        Net revenues for the Company increased $3,349,473 or 1,339.78%, to $3,351,973 in the quarter ending August 31, 1999, from $2,500 in the same period for 1998. The net increase reflects an increase of $3,455,702 in the Company's commission income and a decrease of $106,229 in the Company's trading gains. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Therefore, the Company expects to report further revenue growth.

        Cost of revenue comparison is not applicable.

        Selling, general and administrative expenses increased $411,197, or 384% to $518,180. The net increase reflects increases of $90,347 in advertising and $48,720 in consultant fees. Employment business expenses and payroll increased $180,974 or 2,897%, reflecting the Company's continued growth. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel, increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

        Interest income increased $542 or 100%, resulting from increased activity in the Company's brokerage accounts.

        Equity in losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ended August 31, 1999, include the results from the Company's minority ownership of Virtuallender.com. Equity in losses of affiliates for the period ended August 31, 1998, is not applicable. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges.

        The effective tax rates are 40% and zero. The Company's effective tax rate differs materially from the federal statutory rate primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, non-deductible goodwill amortization and in-process research and development charges.

        Working capital increased $3,870,325, compared to ($60,000) predominantly as a result of the Company's increased securities held for sale. The Company's principal uses of capital during the quarter ending August 31, 1999, were $518,180 for funding operations, $1,334,613 for the investment and development segment, and $2,838 for purchases of property and equipment. The Company's principal sources of capital during the quarter ending August 31, 1999, were $3,458,202, received in the form of commission revenues. The
Company intends to continue to fund existing and future Internet and interactive media investment and development efforts.

        During the quarter ending August 31, 1999, the Company completed the acquisition of 4 companies for purchase prices valued at a combined total of $568,000. No common stock of the Company has been transferred.

        On June 25, 1999, the Company acquired, from Joanne Soto, the Internet address known as VirtualGroceries.com and its attendant goodwill, in exchange for $25,000 cash, $75,000 worth of common stock of the Company, a 2% commission on the net profits generated from the sale of any merchandise through the virtual grocer's .com website, and 20% of the net proceeds received by the Company in any subsequent resale of such assets.

        On June 8, 1999, the Company acquired a 5% interest in
Workfire Technologies, Inc. for cash in the amount of $360,250.

        On July 7, 1999, the Company acquired a 5% interest in
Ronlan Entertainment Company for cash in the amount of $100,000.

        On August 8, 1999, the Company acquired a 100% interest in Winbigbucks.com for cash in the amount of $7,900.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBIT 27 - FINANCIAL DATA SCHEDULE
        (b) There were no reports on Form 8-K filed during the quarter ended August 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M & A WEST, INC.
(Registrant)

Date:   October 1, 1999

By: /s/___________________________
        Scott Kelly, CEO