Form 10KSB/A
period 1999-05-31
M & A WEST INC
filed 1999-10-13
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                              FORM 10-KSB/A

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

(650) 588-2678

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

Government Regulation and Legal Uncertainties - The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, governmental regulators may, in the future, seek to impose regulations on Internet activities. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to increasing popularity and use of the Internet, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics and quality of products and services. The adoption of any additional laws or regulations may also decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and services or could increase the Company's cost of doing business. Moreover, the applicability to the Internet of a range of existing laws in domestic and international jurisdictions governing issues such as commerce, taxation, property ownership, defamation and personal privacy is uncertain and will likely evolve over the course of many years. Any such new legislation or regulation or application or interpretation of existing laws, including tax laws, could have an adverse effect on the Company's business, results of operations and financial condition.

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