Form 10QSB/A
period 1999-08-31
M & A WEST INC
filed 1999-10-13
CIK 1025844

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB/A

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 31, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

Commission File No:   0-21955

                         M & A WEST, INC.
              (Name of small business in its charter)

Colorado                        84-1356427
(State or other            (IRS Employer Id. No.)
jurisdiction of Incorporation)

583 San Mateo Ave.
San Bruno, CA                           94066
______________________________________________
(Address of principal
executive offices)                      (Zip Code)


Issuer's telephone number:    (650) 588-2678

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

M & A WEST, INC.
(Registrant)

Date:  October 13, 1999

By: /s/___________________________
       Scott Kelly, CEO