Form 10QSB
period 1999-06-30
M & A WEST INC
filed 1999-12-17
CIK 1025844

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 1999.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 1999, the following shares of common were outstanding: Common
Stock, no par value, 11,000,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the period ended November 30, 1999, follow.





M & A WEST, INC.

FINANCIAL STATEMENTS









Period Ended November 30, 1999
M & A West, Inc.

Index to Financial Statements
Balance Sheet                              5
Statement of Operations                    7
Consolidated Statements of Cash Flows     11
Notes to Financial Statements             12

M & A West, Inc.
BALANCE SHEET
November 30, 1999
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                    342,961
Accounts receivable-clients                        -
Marketable securities
  held for trading                         3,872,939
Investments - at equity                      341,766
Investments - at cost                      3,275,724
Employee advances                             10,456
Prepaid taxes                                      -

        Total current assets               7,843,846

OTHER ASSETS:
Deferred income tax asset                     12,110
Property and equipment,
   net of depreciation                        42,386
Homestart, restricted securities              87,825

        Total Assets                       7,986,167

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                              11,498
Income taxes payable                       2,175,673
Payroll taxes
  accrued and payable                         25,099
Deferred revenue                                   -

TOTAL CURRENT LIABILITIES                  2,212,270

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
11,000,000 shares issued and
outstanding                                2,020,538
Treasury Stock, cost method                (353,475)
Retained earnings                          2,987,292
Accumulated other comprehensive
income                                     1,119,542

Total stockholders' equity                 5,773,897

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       7,986,167

The accompanying notes are an integral part of these financial statements. M & A West, Inc.
STATEMENT OF OPERATIONS
For the period ended November 30, 1999 and 1998
(unaudited)
Page 1 of 2

                                                  Six months ended
                                                       November 30
                                                1999                  1998
REVENUE
  Commission Revenue                 $     5,658,349               270,791
  Refunds                                      2,621                     -
  Trading gains (losses)                   (140,604)                 1,076

        Total revenue                       5,520,366              271,867

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Advertising                                194,220                39,613
  Employee Business Expenses                 108,870                14,020
  Consultants                                 83,783               112,914
  Payroll                                    201,026                15,751
  Other selling, general and
     administrative expenses                 307,978               137,125

        Total selling, general
        and administrative
        expenses                             895,877               319,423

        Income from operations             4,624,489              (47,558)

OTHER INCOME (EXPENSE)
  Interest income                                895                    46
  Realized gains and losses on
        sale of securities, net              173,292              (12,179)
  Equity in loss of unconsolidated
        subsidiary                         (139,848)                     -

        Total other income (expense)          34,339              (12,133)

Net income before taxes                    4,658,828              (59,689)
Income tax expense                       (1,863,000)                     -
Net income                                 2,795,828              (59,689)
Other comprehensive income
Unrealized gains on available-
 for-sale securities, net of tax           1,119,542                     -
Comprehensive income                       3,915,370              (59,689)

RETAINED EARNINGS
 Balance, beginning
 of year                                     191,464                     -
 Balance, end of
 year                                      2,987,292                     -
 Net income per share          $               0.356

NUMBER OF SHARES
OUTSTANDING                               11,000,000                 2,500

The accompanying notes are an integral part of these financial statements. M & A West, Inc.
STATEMENT OF OPERATIONS
For the period ended November 30, 1999
(unaudited)
Page 2 of 2

                                                Three months ended
                                                       November 30
                                                1999                  1998

REVENUE
  Commission Revenue               $       2,200,147               268,291
  Refunds                                      2,212                     -
  Trading gains (losses)                    (33,966)                 1,076

        Total revenue                       2,168,393              269,367

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Advertising                                 86,803                22,543
  Employee Business Expenses                  31,433                12,749
  Consultants                                  7,672                85,523
  Payroll                                     91,244                10,777
  Other selling, general and
     administrative expenses                 160,145                80,848

        Total selling, general
        and administrative
        expenses                             377,697               212,440

        Income from operations             1,790,696                56,297

OTHER INCOME (EXPENSE)
  Interest income                                353                    46
  Realized gains and losses on
        sale of securities, net                    -                     -
  Equity in loss of unconsolidated
        subsidiary                         (102,478)                     -

        Total other income (expense)       (102,145)                    46

Net income before taxes                    1,688,571                56,973
Income tax expense                         (675,000)              (14,800)
Net income                                 1,013,571                42,173
Other comprehensive income
 Unrealized gains on available-
 for-sale securities, net of tax           1,119,542                     -

Comprehensive income                       2,133,113                42,173

RETAINED EARNINGS
 Balance, beginning
 of year                                   1,973,721                     -
 Balance, end of
 year                                      2,987,292                     -
Net income per share                $        0.194
NUMBER OF SHARES
OUTSTANDING                               11,000,000                 2,500

The accompanying notes are an integral part of these financial statements.

M & A West, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 1999 and 1998
(unaudited)

                                      Six Months Ended November 30
                                                1999          1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:              $        397,933       162,974

CASH FLOWS FROM
 INVESTING ACTIVITIES:
Purchase of equipment                       (21,802)       (8,722)
Purchase of investments                  (1,174,983)     (114,278)
Net cash used by
 investing activities                    (1,196,785)     (123,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:                             -             -

Net increase in cash
 and cash equivalents                      (798,852)        39,974

CASH AND CASH EQUIVALENTS
 Beginning of period                       1,141,813         (866)
CASH AND CASH EQUIVALENTS
 End of period                       $       342,961        39,108

The accompanying notes are an integral part of these financial statements. M & A West, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation
       The information included in the financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the interim period presented.

       M & A West, Inc., is engaged in providing management consulting services to public companies. On May 12, 1999, M & A West, Inc., a Nevada corporation, underwent a stock transfer and exchange with Buffalo Capital IV, Ltd., a publicly traded shell company, in a transaction more fully described in Note 3, whereby M
& A West became a wholly-owned subsidiary of Buffalo Capital IV,
Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M & A West, Inc. All references to "the
Company" in these financial statements refer to M & A West, Inc., the Nevada corporation, prior to May 12, 1999, and to the consolidated entity from May 12, 1999 forward.

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

NOTE 2.  RELATED PARTY TRANSACTIONS

       For the period ended November 30, 1999, the Company's offices were leased from the Company's Chief Executive Officer on a month-to-month basis for monthly payments of $1,811. The Company also leased space from its Chief Financial Officer on a month-to-month basis for $712 per month.

NOTE 3.  STOCKHOLDERS EQUITY

Authorized capital
       The Company's capital consists of 100,000,000 authorized common shares, no par value, of which 11,000,000 shares were issued and outstanding at November 30, 1999.

Preferred Stock
       The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, with rights and privileges to be determined by the Board of directors. No preferred shares were issued and outstanding at November 30, 1999.

NOTE 4.  INCOME TAXES

       The Company has recorded a deferred tax asset for the effects of unrealized losses on marketable equity securities which are deductible for tax purposes only to the extent of realized gains. the Company's provision for income tax is calculated using a flat rate of 40%.

NOTE 5.  INVESTMENTS

Investments at equity
The Company has an approximate 40% investment in Digital Bridge at November 30, 1999, which is accounted for using the equity method, whereby the Company's investment is increased by gains and additional investments, and decreased by losses and distributions. The following is a summary of the financial position and operating results of Digital Bridge as of November 30, 1999.

Current Assets                $       40,199
Property and equipment                 7,775
Other assets                           9,570
                                      57,544

Total liabilities                      3,124
Total stockholders' equity            54,420

Total revenue                          5,000
Net loss                      $      256,195

       The Company's investment in Virtuallender.com was reduced to 11% at October 25, 1999 in a merger with University Mortgage.
This transaction is further explained in Note 7.

Investments in Other Equity Securities
       The Company has invested in equity securities of companies for which no established trading market exists at November 30, 1999. These securities are stated at cost that does not exceed the estimated net realizable value.

NOTE 6.  FIXED ASSETS.

       The Company's property and equipment consists of the following at November 30, 1999:


Computers                     $       31,079
Office furniture                      17,414

                                      48,493
less accumulated depreciation          6,117
                              $       42,386

NOTE 7.  OTHER COMPREHENSIVE INCOME

       On October 15, 1999, a Special Meeting of the Shareholders of Virtuallender.com (VLDC) was held wherein VLDC was authorized to acquire substantially all of the assets and/or stock of University Mortgage Corp., a Maryland corporation ("UMI") in a stock exchange agreement. The overall effect of this transaction was the reduction in ownership percentage of M&A West, Inc. from 21% to 11%. Prior financial reports reflected accounting for the Company's interest in VLDC using the equity method, whereby the Company's investment is increased by gains and additional investments, and decreased by losses and distributions. These securities are treated as available-for-sale securities. As per Statement of Financial Standards Board No. 130, reporting Comprehensive Income (FAS 130) requires the reporting of comprehensive income when certain components exist. The ownership reduction permits this asset to be reported at fair market value which is higher than book value. These unrealized gains on available-for-sale securities are reflected in the equity section of the balance sheet representing the cumulative change from historical cost of the investment net of taxes.

       Changes in other comprehensive income tax are shown below:

                           Before-Tax         Tax or            Net of Tax
                               Amount        Benefit                Amount

Unrealized gain on available-
for-sale securities  $      1,599,345         479,803    1,119,542




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Net revenues for the Company increased $1,899,026 or 805% to $2,168,393 in the quarter ending November 30, 1999, from $269,367 in the same period for 1998. The net increase reflects an increase of $1,931,856 in the Company's commission income and a decrease of $32,890 in the Company's trading gains. The Company believes that its portfolio of companies will continue to develop and introduce their products commercially, actively pursue increased revenues from new and existing customers, and look to expand into new market opportunities. Therefore, the Company expects to report future revenue growth.

Cost of revenue comparison is not applicable.

Selling, general and administrative expenses increased $165,257, or 178% to $377,697. The net increase reflects increases of $64,260 in advertising and a decrease of $(77,851) in consultant fees.
Employment business expenses and payroll increased $99,151 or 521% reflecting the Company's continued growth. As the Company's subsidiaries continue to introduce new products and expand sales, the Company expects to incur significant promotional expenses, as well as expenses related to the hiring of additional sales and marketing personnel and increased advertising expenses, and anticipates that these costs will substantially increase in future periods.

Interest Income increased $307 or 100% resulting from increased activity in the Company's brokerage accounts.

Equity in losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method.
Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity in losses of affiliates. Equity in losses of affiliates for the quarter ending November 30, 1999 include the results from the Company's minor ownership in Digital Bridge. Equity in losses of affiliates for the period ending November 30, 1999 is not applicable. The Company expects its portfolio companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges.

The effective tax rates are 40% and 15%. The Company's effective tax rate differs materially from the federal statutory rate primarily due to valuation allowances provided on certain deferred tax assets, the provision for state income taxes, and non-deductible goodwill amortization and in-process research and development charges.

Working capital increased to $5,631,576 compared to $18,881 predominantly as a result of the Company's increased securities held for sale. The Company's principal uses of capital during the quarter ending November 30, 1999 were $377,697 for funding operations, $95,368 for the investment and development segment, and $18,387 for purchases of property and equipment. The Company's principal sources of capital during the quarter ending November 30, 1999 were $2,200,147 received in the form of commission revenues. The
Company intends to continue to fund existing and future Internet and interactive media investment and development efforts.

During the quarter ending November 30, 1999, the Company completed the development of one division and two websites at a cost of $69,000. The division, known as Shakai Racing, Inc., cost $59,000 and the websites, both Pokemon based, cost $10,000. No common stock of the Company has been transferred.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBIT 27 - FINANCIAL DATA SCHEDULE
       (b) There were no reports on Form 8-K filed during the quarter ended November 30, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M & A WEST, INC.
(Registrant)

Date:  December ___, 1999


By: /s/___________________________
       Scott Kelly, CEO



