Form 10QSB
period 2000-02-29
M & A WEST INC
filed 2000-04-10
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                         Commission File Number 0-21955

                                 M&A WEST, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                     84-1356427
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                583 San Mateo Avenue, San Bruno, California 94066
                -------------------------------------------------
                    (Address of principal executive offices)

                                  650-588-2678
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

     As of March 31, 2000, 11,000,000 shares of Common Stock of the issuer were outstanding.

                                 M&A WEST, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                          Page
                                                                         -------
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of February 29, 2000 and
         May 31, 1999                                                       3

         Consolidated Statements of Operations for the three months and
         nine months ended February 29, 2000 and 1999                       4

         Consolidated Statements of Cash Flows for the nine months ended
         February 29, 2000 1999                                             5

         Notes to Consolidated Financial Statements                         6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations        11

PART II - OTHER INFORMATION

ITEM 5.  Other Information                                                 14

ITEM 6.  Exhibits and Reports on Form 8-K                                  14

SIGNATURE                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 M&A WEST, INC.
                                  BALANCE SHEET

                                                        February 29, 2000  February 28, 1999
                                                        -----------------  -----------------

ASSETS
Current Assets
Cash and equivalents                                      $     79,220       $      32,796
Accounts receivable-clients                                  1,000,000              40,000
Marketable securities held for trading                       3,585,989                   -
Investment-at equity                                           553,060
Investment-at cost                                           5,446,680              60,600
Employee advances                                               38,679
Prepaid taxes                                                        -                   -
Note receivable                                              1,200,000                   -
Loans receivable                                                 5,000              24,007
                                                        ---------------    ----------------
Total current assets                                        11,908,628             157,403
Other Assets
Deferred income tax asset                                       12,110              16,341
Property and equipment, net of depreciation                     77,160                   -
Homesmart, restricted securities                                87,825             173,744
                                                        ---------------    ----------------
Total assets                                              $ 12,085,723       $   2,520,041
                                                        ===============    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                          $      9,219       $      16,318
Income taxes payable                                         2,726,868
Payroll taxes accrued and payable                               20,691               8,879
Deferred revenue                                               979,167                   -
                                                        ---------------    ----------------
Total current liabilities                                    3,735,945              25,197
Stockholders' Equity
Common stock, no par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding                             2,020,538                      2,500
Treasury stock                                               (338,510)                   -
Retained earnings                                            3,570,059             146,097
Accumulated other comprehensive income                       3,097,691                   -
                                                        ---------------    ----------------
Total equity                                                 8,349,778             148,597
                                                        ---------------    ----------------
Total liabilities and equity                              $ 12,085,723       $     173,794
                                                        ===============    ================

                 See Notes to Consolidated Financial Statements

                                 M&A WEST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                             Three Months Ended                      Nine Months Ended
                                                     -----------------------------------    -------------------------------------
                                                        2-29-00             2-28-99             2-29-00              2-28-99
                                                     ---------------     ---------------    -----------------    ----------------

Revenue
Consulting Revenue                                      $   483,951         $   211,493           $6,142,300           $ 482,284
Refunds                                                           -                                    2,621
Trading gains (losses)                                     (48,352)               1,501            (188,956)               2,577
                                                     ---------------     ---------------    -----------------    ----------------
Total revenue                                               435,599             212,994            5,955,965             484,861
Expenses:
Selling, general and administrative expenses
                                                            653,907             349,300            1,549,784             668,723
                                                     ---------------     ---------------    -----------------    ----------------
Income from operations                                    (218,308)           (136,306)            4,406,181           (183,862)
Other income
Interest income                                                 156                  40                1,051                  86
Gains, (losses) on sale of securities, net                        -                   -              173,292            (12,179)
Equity in loss of unconsolidated subsidiary
Gain on sale of subsidiary                                  (7,581)                   -            (147,429)                   -
Total other income (loss)                                 1,197,000                   -            1,197,000                   -

                                                     ---------------     ---------------    -----------------    ----------------
Net income before taxes                                     971,267           (136,266)            5,630,095           (195,955)
Income tax expense                                        (388,500)                   -          (2,251,500)                   -
                                                     ---------------     ---------------    -----------------    ----------------
Net income                                                  582,767           (136,266)            3,378,595           (195,955)
Other comprehensive income
Unrealized gains on available-for-sale securities,
net of tax                                                1,978,149                   0            3,097,691                   0
                                                     ---------------     ---------------    -----------------    ----------------
Comprehensive income                                     $2,560,916         $ (136,266)          $ 6,476,286          $(195,955)
                                                     ===============     ===============    =================    ================
Net income per share                                 $         0.23             (54.51)      $          0.59            $(78.38)
                                                     ---------------     ---------------    -----------------    ----------------
Average weighted number of shares outstanding
                                                         11,000,000               2,500           11,000,000               2,500
                                                     ===============     ===============    =================    ================


                 See Notes to Consolidated Financial Statements

                                 M&A WEST, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 February 29,      February 28,
                                                    2000              1999
                                                ------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES             $  166,852       $   (136,266)
                                                ------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                               (43,273)           (16,391)
Purchase of investments                          (1,186,172)           186,319
                                                ------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES                      -                  -
                                                ------------     ---------------
Net increase in cash and cash equivalents        (1,062,593)            33,662
Cash and cash equivalents, beginning of year      1,141,813               (866)
                                                ------------     ---------------
Cash and cash equivalents, end of year          $    79,220       $     32,796
                                                ============     ===============


                 See Notes to Consolidated Financial Statements

                                 M&A WEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2000

1.   Summary of Significant Accounting Policies
     ------------------------------------------

Description of Business

     M&A West, Inc. is engaged in providing management consulting services to public companies. On May 12, 1999, M&A West, Inc., a Nevada Corporation, underwent a stock transfer and exchange with Buffalo Capital IV, Ltd., a publicly traded shell company, in a transaction more fully described in Note 3, whereby M&A West became a wholly owned subsidiary of Buffalo Capital IV, Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M&A West, Inc. All references to ("the Company") in these financial statements refer to M&A West, Inc., the Nevada corporation, prior to May 12, 1999, and to the consolidated entity from May 12 forward.

Basis of Accounting

     The accompanying financial statements of M&A West, Inc. are prepared using the accrual basis of accounting in which revenues are recognized when earned, and expenses are recognized when incurred.

Marketable Securities and Investments

     The Company holds investments in marketable equity securities. Investments held for trading purposes are presented at market value, with realized and unrealized gains and losses on the investments recognized in earnings during the period incurred. Investments in which the Company has significant influence but not voting control are accounted for at original cost, as adjusted for the Company's share of the investee's gains and losses. Investments in non-trading equity securities are considered available for sale, and are accounted for at cost, which approximates market.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during each period presented. Actual results could differ from these estimates.

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

2.   Related Party Transactions
     --------------------------

     For the period ended February 29, 2000 the Company's offices were leased from the Company's Chief Executive Officer on a month-to-month basis for monthly payments of $ 1,811. The Company also leased space from its Chief Financial Officer on a month-to-month basis for $712 per month.

3.   Stockholders' Equity
     --------------------

Authorized capital

     The Company's capital consists of 100,000,000 authorized common shares, no par value, of which 11,000,000 shares were issued and outstanding at February 29, 2000.

Preferred Stock

     The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, with rights and privileges to be determined by the Board of Directors. No preferred shares were issued and outstanding at November 30,1999.

4.   Income Taxes
     ------------

     The Company has recorded a deferred tax asset for the effects of unrealized losses on marketable equity securities which are deductible for tax purposes only to the extent of realized gains. The Company's provision for income tax is calculated using a flat rate of 40%.

5.   Investments
     -----------

Investments at equity

     The Company has a 100% investment in Shakai Racing, Inc. at February 29, 2000 which is accounted for using the equity method, whereby the Company's investment is increased by gains and additional investments, and decreased by losses and distributions. The following is a summary of the financial position and operating results of Shakai Racing as of February 29, 2000:

                      Current Assets                         $         809
                      Property and equipment                        58,130
                      Other assets                                       0
                                                            ---------------
                                                                    58,939
                                                            ===============
                      Total liabilities                                  0
                      Total stockholders' equity             $      58,939
                                                            ===============
                      Total revenue                          $         190
                      Net loss                               $       7,581
                                                            ===============

     The Company's investment in VLDC Technologies, Inc. was reduced to 16% at October 25,1999 in a merger with University Mortgage. This transaction is further explained in Note 7. The Company's investment in Digital Bridge, Inc. was reduced to 17% at January 28, 2000 in a merger with Black Stallion Management. This transaction is further explained in Note 8.

Investments in other equity securities

     The Company has invested in equity securities of companies for which no established trading market exists at February 29, 2000. These securities are stated at cost that does not exceed the estimated net realizable value.

6.   Fixed Assets
     ------------

     The Company's property and equipment consists of the following at February 29,2000:


                      Computers                                   $    65,863
                      Office furniture                                 17,414
                                                                --------------
                                                                       83,277
                      less accumulated depreciation                     6,177
                                                                --------------
                                                                  $    77,160
                                                                ==============

7.   Other Comprehensive Income
     --------------------------

     On October 15,1999 a Special Meeting of Stockholders of VLDC Technologies, Inc. was held wherein VLDC was authorized to acquire substantially all of the assets and/or stock of University Mortgage Corp., a Maryland corporation ("UMI") in a stock exchange agreement. The overall effect of this transaction was the reduction in ownership percentage of M&A West, Inc. from 21% to 16%. Prior financial reports reflected accounting for the Company's interest in VLDC using the equity method, whereby the Company's investment is increased by gains and additional investments, and decreased by losses and distributions. These securities are treated as available for sale securities. As per Statement of Financial Standards Board No. 130, reporting Comprehensive Income (FAS 130) requires the reporting of comprehensive income when certain components exist. The ownership reduction permits this asset to be reported at fair market value which is higher than book value. These unrealized gains on available for sale securities are reflected in the equity section of the balance sheet representing the cumulative change from historical cost of the investment net of taxes.

     Changes in other comprehensive income are shown below:

                                           Before-Tax     Tax or     Net of Tax
                                             Amount       Benefit      Amount
                                           -----------   ---------   ----------
Unrealized gains on available for sale
securities                                $ 2,769,409   $ 791,260   $1,978,149
                                           ===========   =========   ==========

There are no re-classification or adjustments.

8.   Spin off of Subsidiary
     ----------------------

     In January 2000, Digital Bridge, Inc. merged with Black Stallion Management, Inc. (a publicly traded company) in a stock for stock transaction. After the merger, there are approximately 27,000,000 shares issued and outstanding of which the Company holds a 17% interest. The Company is no longer reporting this investment under the equity method but is reporting its investment at cost.

9.   Sale of Subsidiary
     ------------------

     On February 12, 2000, the Company sold its wholly owned subsidiary, Virtual Wagering.com, to a European company. The sale price was $1,200,000. Payment terms called for payment by February 29, 2000, however, the monies were not received until March 6, 2000. The Company recorded a Note Receivable on the Balance Sheet to record the monies due.

     In addition to the sale of Virtual Wagering. Com, the Company entered into a consulting agreement with the European concern to further develop the portal site. The agreement is for $1,000,000 over a two year period. The Company has pro rated the consulting income to record one half of one month's income with corresponding entries to Accounts Receivable and Deferred Revenue.

10.  Branches
     --------

     The Company has opened offices in Tinton Falls, New Jersey, Atlanta, Georgia and Willamsport, Pennsylvania. The effect of these branch offices is recorded in the attached financial report.

11.  Other Transactions
     ------------------

     The   Company    entered   into   a   stock    purchase    agreement   with
InvestorPackages.com purchasing all the outstanding stock of this private company. The purchase price of InvestorPackages.com was $500,000 payable in the Company's stock.

12.  Subsequent Event
     ----------------

     On March 3, 2000 the Company finalized an asset purchase agreement with SierraNet.com (a Nevada corporation), an Internet Service Provider. The agreement makes SierraNet a wholly owned subsidiary of the Company servicing parts of California, Reno and Lake Tahoe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This  report  contains  forward  looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in a Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

     M&A West, Inc. (the "Company") is engaged in providing public relations consulting services primarily to public companies and in the trading of equity securities of Internet companies for its own account. In addition, the Company invests in start up Internet companies and assists in their operations and development.

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996.

     Net revenues for the three months ended February 29, 2000 increased by $222,605 or 204% to $435,599 from $212,994 for the corresponding period of the prior year. The net increase reflects an increase of $272,458 in consulting income which was partially offset by a decrease of $49,853 in trading gains.

     Selling, general and administrative expenses for the three months ended February 29, 2000 increased by $304,607 or 187% to $653, 907 from $349, 300 for the corresponding period of the prior year. The increase is attributable to an increase in advertising expenses of $129,531, employment and payroll expenses of $146,110 and an increase of $144,694 in general and administrative expenses which were partially offset by a decrease of $115,728 in outside consulting expenses. Selling general and administrative expenses will continue to grow as the company adds new personnel to assist with its growing portfolio of companies and to reduce its dependency on outside consultants. In addition, as the Company's incubator firms grow, the Company's advertising budget will increase as these companies bring their products to market.

     Interest income for the three months ended February 29, 2000 increased by $116 or 298% to $156 from $40, for the corresponding period of the prior year. This increase resulted from increased activity in the Company's brokerage account. Equity losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity and losses of affiliates. Equity in losses of affiliates for the three months ended February 29, 2000 totaled $7,581 from the Company's ownership in Shakai Racing, Inc. There was no equity in losses of affiliates for the corresponding period of the prior year. The Company expects its portfolio companies to invest in development of their products and services, and to recognize operating losses, which will result in future charges against the Company's earnings.

     The gain of $1,197,000 on the sale of the subsidiary resulted from the sale of the Company's wholly owned subsidiary, Virtual Wagering.com to a European company. There was no similar transaction during the corresponding period of the prior year.

     Net income before taxes for the three months ended February 29, 2000 increased by $1,107,533 to $971,267 from a loss of $136,266 for the corresponding period of the prior year. For the three months ended February 29, 2000, the Company recorded an income tax provision of $388,500 or 40% reducing net income to $582,767. There was no income tax provision for the corresponding period of the prior year as the Company incurred a net operating loss.

     Other comprehensive income reflects the unrealized gain or loss, net of tax on the Company's investment portfolio. For the three months ended February 29, 2000, the Company reported income net of taxes of $1,978,149 from unrealized gains on available for sale securities held in the Company's investment portfolio. There was no other comprehensive income for the corresponding period of the prior year. Principally as a result of this other comprehensive income and the gain on the sale of the subsidiary, the Company had comprehensive income of $2,560,916 for the three months ended February 29, 2000 compared with a loss of $136,266 for the corresponding period of the prior year.

Nine Months Ended February 29, 2000 Comparable to the Nine Months Ended February 28, 1999

     Net revenues for the nine months ended February 29, 2000 increased by $5,471,104 or 1128% to 5,955,965 from 484,861 for the corresponding period of the prior year. This increase resulted from an increase in consulting income $5,660,016 and refunds of $2,621 which were partially offset by a net change in trading losses of $191,533.

     Selling, general and administrative expenses for the nine months ended February 29, 2000 increased by $881,061 or 32% to $1,549,784 from $668,723 for the corresponding period of the prior year. This increase is attributable to increases in advertising expense of $284,138, employment expenses of $426,235 and general and administrative expenses of $315,547 which were partially offset by a decrease of $144,859 in outside consulting expenses.

     Interest income for the nine months ended February 29, 2000 increased by $965 or 1122% to $1,051 from $86 for the corresponding period of the prior year. This increase resulted from an increase in activity in the Company's brokerage account.

     For the nine months ended February 29, 2000, the Company reported a $173,292 net gain on the sale of securities. This compares with a net loss of $12,179 for the corresponding period of the prior year. The net change in the current period is principally the result of the sale of stock from its portfolio.

     Equity in losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliates operating losses and amortization of the Company's net excess investment over its equity in each affiliates net assets is included in equity and loss of affiliates. Equity in losses of affiliates for the nine months ended February 29, 2000 totaled $147,429 from the Company's ownership in Shakai Racing, Inc. There was no equity in losses of unconsolidated subsidiaries for the corresponding period of the prior year.

     The gain of $1,197,000 on the sale of a subsidiary resulted from the sale of the Company's wholly-owned subsidiary, Virtual Waging.com to a European company. There was no similar transaction during the corresponding period of the prior year.

     Net income before taxes for the nine months ended February 29, 2000 increased by $5,826,050 to $5,630,095 from a loss of $195,955 for the corresponding period of the prior year. For the nine months ended February 29, 2000 the Company recorded a tax provision of $2,251,500 or approximately 40% reducing net income to $3,378,595. There was no income tax provision for the corresponding period of the prior year as the Company incurred a net operating loss.

     Other comprehensive income reflects the unrealized gain or loss, net of tax on the Company's investment portfolio. For the nine months ended February 29, 2000, the Company reported income net of taxes of $3,097,691 from unrealized gains on available for sale of securities held in the Company's investment portfolio. There was no other comprehensive income for the corresponding period of the prior year. Principally as a result of this other comprehensive income the gain on the sale of the subsidiary, and the increase in consulting revenues, the Company had comprehensive income of $6,476,286 for the nine months ended February 29, 2000 compared with the loss of $195,955 for the corresponding period of the prior year.

Liquidity and Capital Resources

     At February 29, 2000, the Company had working capital of $8,172,683 including cash of $79,220. This compares with working capital of $2,179,308 including cash of $1,141,813 for the corresponding period of the prior year.

     Cash flows from operating activities increased to $166,852 from cash used in operations of $136,266 for the corresponding period of the prior year. This change resulted from

     Cash used in investing act ivies totaled $1,229,445 for the nine months ended February 29, 2000. This resulted from a net purchase of investments of $1,186,172 and equipment of $43,273. For the corresponding period of the prior year the Company had $169,928 of cash produced by its investing activities. This resulted from a net sale of investments of $186,319 which was partially offset by the purchase of $16,391 of equipment.

     There were no financing activities for either the nine months ended February 29, 2000 or the corresponding period of the prior year.

     During the current fiscal year, the Company has generated sufficient funds from its operations to finance its growth and that for the next twelve months. However, because management believes that there are numerous investment opportunities which would be available if the Company had additional resources, it is contemplating an equity offering to obtain additional equity.

Impact of Inflation

     To date, the Company has not experienced any impact from inflation and does not anticipate any such impact in the foreseeable future.

                           PART II - OTHER INFORMATION

Item 5. Other Information

     In January 2000, Digital Bridge, Inc. a wholly owned subsidiary of the Company merged with Black Stallion Management, Inc. (a publicly traded company) in a stock for stock transaction. Following the merger, the Company's interest was reduced to 17% approximately 4,600,000 shares.

     On February 12, 2000, the Company sold its wholly owned subsidiary, Virtual Wagering.com, to a European company. The sale price was $1,200,000.

     In addition to the sale of Virtual Wagering.com, the Company entered into a consulting agreement with the European concern to further develop the portal site. The agreement is for $1,000,000 payable over a two-year period.

     On March 3, 2000, the Company finalized an asset purchase agreement with SierraNet.com (a Nevada corporation), an Internet Service Provider. The agreement makes SierraNet a wholly owned subsidiary of the Company servicing parts of California, Reno and Lake Tahoe.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                M&A WEST, INC.

Date: April 10, 2000                          By:/s/ Scott Kelly
                                                 --------------------
                                                 Scott Kelly, President