Form 10KSB
period 2000-05-31
M & A WEST INC
filed 2000-09-05
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended May 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ___________ to_____________.

                          Commission File No.: 0-21955

                                M & A West, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                         84-1356427
-----------------------------------          -----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
  of incorporation or organization)


                     583 San Mateo Ave. San Bruno, CA 94066
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (650) 588-2678
               --------------------------------------------------
               Registrant's telephone number, including area code

                                      None
          -----------------------------------------------------------
           Securities to be registered under Section 12(b) of the Act

Securities to be registered under Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

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

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $19,007,724 as of August 15, 2000. The Registrant does not have any outstanding non-voting equity.

On August 15, 2000, the Registrant had outstanding 11,171,258 shares of voting Common Stock, $.001 par value.

                                      INDEX
                                   FORM 10-KSB
                             YEAR-ENDED MAY 31, 2000

Item   Description                                                   Page Number
----   -----------                                                   -----------

1      Description of Business...............................................3
2      Properties............................................................6
3      Legal Proceedings.....................................................6
4      Submission of Matters to Vote of Security Holders.....................6
5      Market for Registrants Common Equity and Related
       Stockholder Matters...................................................6
6      Management's Discussion and Analysis or Plan of Operations............7
7      Financial Statements.................................................12
8      Changes in and Disagreements with Accountants on Accounting
       And Financial Disclosure.............................................12
9      Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(A) of the Exchange Act....................12
10     Executive Compensation...............................................14
11     Security Ownership of Certain Beneficial Owners and Management.......15
12     Certain Relationships and Related Transaction........................16
13     Exhibits and Reports on Form 8-K.....................................16
       Signatures...........................................................17
       Index to Financial Statements........................................18
       Financial Statements................................................F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     M & A West, Inc. ("MAWI" or "the Company"), formerly Buffalo Capital IV, Ltd., is a Colorado corporation engaged in providing public relations consulting services primarily to public companies and in the trading of equity securities for its own account primarily in Internet related companies. On May 12, 1999, M & A West, a Nevada corporation, executed a stock transfer and exchange with Buffalo Capital IV, Ltd., a publicly traded "shell" company in a transaction more fully described below whereby M & A West became a wholly-owned subsidiary of Buffalo Capital IV, Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M & A West, Inc. All references to "the Company" in this report refer to M & A West, Inc., the Nevada corporation, prior to May 12, 1999, and to the consolidated entity since May 12, 1999.

     The Company develops, invests in, and operates Internet technology related companies. The strategy of the Company includes the internal development and operation of majority owned subsidiaries within the M & A West family, as well as the investments in other Internet companies either directly by the Company, or through other venture capital arrangements. The Company strategy also promotes opportunities for synergistic business relationships among the Internet companies within its portfolio.

     The Company was incorporated as a Nevada corporation in 1996 to provide guidance for small public companies and other companies wishing to enter the public markets to raise capital, raise awareness of their businesses and effect strategic mergers, acquisition and other business combinations. To provide clients with a complete package of services, the Company formed its Corporations Division in 1997 for effective public market strategies and followed with an Internet Marketing Division and Internet Technology Development Division.

     The Company actively seeks business situations that present opportunities in the realm of the Internet and electronic business. The Company looks to invest in companies that have a demonstrable potential for success as an Internet business. The Company then brings talent in the areas of web commerce, marketing, finance and business development in an effort to guide and develop those companies. The Company seeks companies that compliment those in which it already has an investment so that these companies can, together, form an electronic commerce community.

Interactive Marketing Industry

     Direct marketing is undergoing rapid, fundamental change, as customers' needs evolve and technology advances. Marketing channels and media outlets are expanding in both number and diversifying in scope, and powerful database technologies are able to target both broad markets and individual customers with ever-greater precision. The emergence of the Internet in homes and offices has provided direct marketers with a powerful new distribution mechanism - interactive media. Interactive marketing is a subset of direct marketing. It differentiates itself from traditional direct marketing channels in that the consumer has flexibility and control over what is being presented, when they view the products or services and which types of products or services they are viewing.

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

     With respect to the businesses of MAWI, the Company will seek to expand its participation in the direct marketing of products and services, the Internet, interactive media industries and increase market share. The key elements of the strategy include the continued enhancement and expansion of the Company's products and services. The Company has invested significant resources in new subsidiaries or investments which seek to capitalize on opportunities surrounding the growth of the Internet and the interactive marketing industry. The Company intends to continue to pursue the growth in development of its technologies and services, and continue to introduce its products commercially. Additionally, the Company intends to continue to evaluate new opportunities to further its investment in direct marketing strategies and to seek out opportunities to realize significant shareholder value through the sale of selected investments or technologies, or through separate subsidiaries selling a minority interest to third parties.

Sales and Marketing

     The Company markets its products and services through a marketing staff using both telemarketing and direct sales. The Company maintains separate marketing staffs for each product and service area, enabling the marketing personnel to develop strong customer relationships and expertise in their respective areas. The Company has established direct sales forces experienced in the advertising business to address the new and evolving requirements of the Internet advertising market. The Company believes that an experienced sales staff is critical to initiating and maintaining relationships with advertisers and advertising agencies and therefore has hired a significant portion of its Internet advertising sales force from the advertising industry. The Company advertises its products and services through direct mail, space advertising, Internet banners, directory listings, trade shows and Company sponsored user groups. In certain instances, the Company has complemented the activities of its direct sales force by retaining advertising sales agencies to serve as sales representatives on a commission basis.

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

Competition

     MAWI's Internet investments compete in the electronic technology and Internet service arenas which are comprised of numerous companies providing different and new technologies, all with varying applications. The market for Internet products and services is highly competitive. In addition, the Company expects the market for Internet advertising, to the extent it further develops, to be intensely competitive. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. MAWI's products and services are being developed predominantly for direct marketing applications either on the Internet or through interactive media. Competitors include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. In the future, the Company may encounter competition from providers of Web browser software and other Internet products and services that incorporate competing features in to their offerings. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company.

     The Company may also be affected by competition from licensees of its products and technology. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and partners have also established relationships with the Company's competitors and future advertising customers, licensees and partners may establish similar relationships. The Company may also compete with online services and other Web site operators as well as traditional off-line media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

Employees

     As of August 15, 2000 the Company employed a total of 25 persons on a full-time basis. In addition, depending on client demand, the Company contracts persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Significant Customers

     The Company's significant customers include Auto Trade Center (AUTC) and Starnet Communications (SNMM). The Company has provided investor relations for said customers, but has been paid in full as of May 31, 1999. To this effect, the Company does not rely on the future business of these companies.

                                OTHER INFORMATION

     In January 2000, Digital Bridge, Inc., a wholly owned subsidiary of the Company merged with Black Stallion Management, Inc. (a publicly traded company) in a stock for stock transaction. Following the merger, the Company's interest was reduced from approximately to approximately 17%.

     In January, the Company also entered into asset purchase agreements with InvestorPackages.com and Market Awareness Consultants. The purchase prices were $500,000 and $171,600 respectively, paid for in stock of the Company.

     On February 12, 2000, the Company sold its wholly owned subsidiary, Virtual Wagering.com to a European company. The sales price was $1,200,000.

     In addition to the sale of Virtual Wagering.com, the Company executed into a consulting agreement with the European company to further develop the portal site. The agreement is for $1,000,000 payable over a two year period.

     On March 3, 2000, the Company finalized an asset purchase agreement with SierraNet.com ( a Nevada corporation), an Internet Service Provider. The agreement makes SierraNet a wholly owned subsidiary of the Company servicing parts of California, Reno and Lake Tahoe.

ITEM 2. - PROPERTIES

     The Company leases approximately 2,800 sq. ft. of its administrative, sales and operations space in San Bruno, California, on a month to month basis from Scott Kelly, President and CEO of M & A West. The Company had attempted to determine the fair market rental rate for the lease of the property and has made an independent determination that its lease payment is at or below prevailing market conditions in San Bruno, California. The lease payment is $1,811 per month. The Company leases space on a month-to-month basis from Sal Censoprano, its Secretary and Chief Financial Officer. The lease payment for the premises rented from Mr. Censoprano is $712 per month.

ITEM 3. - LEGAL PROCEEDINGS

     There are no legal proceedings currently pending against the Company.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the 4th quarter of the fiscal year.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's common stock trades on the OTC Bulletin Board under the symbol "MAWI". Prior to May 12, 1999, there was no trading activity in the Company's common stock. The following chart represents the closing high and low bid price for each fiscal quarter beginning with the fourth quarter of 1999.

                                                     High                Low
                                                    ------              -----

Quarter-ended May 31, 1999 (4th)                       10%             9.125%
Quarter-ended August 31, 1999 (1st)                 6.125%              5.75%
Quarter-ended November 30, 1999 (2nd)               5.875%             5.375%
Quarter-ended February 29, 2000 (3rd)                  16%            15.313%
Quarter-ended May 31, 2000 (4th)                     8.75%             7.125%

     As of August 15, 2000, the Company's common stock was held of record by 38 persons.

     The Company has never paid a cash dividend. Any dividends in the future will be dependent on the Company's profitability, its need for working capital, the Company's strategic objectives and other factors within the direction of the Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This  report  contains  forward  looking  statements  within the meaning of
     Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

M&A West, Inc. (the "Company") is engaged in providing public relations consulting services primarily to public companies and in the trading of equity securities of Internet companies for its own account. In addition, the Company invests in start up Internet companies and assists in their operations and development.

YEAR ENDED MAY 31, 2000 COMPARED TO THE YEAR ENDED MAY 31, 1999 AND MAY 31,1998

Net revenues for the year ended May 31, 2000 increased by $6,777,769 or 1,125% to $ 7,379,856 from $602,087 for the corresponding period of the prior year. Consulting revenues increased by $6,777,769 to $7,379,856 from $602,087 for the corresponding period of the prior year. Internet service provider revenues of $247,116 represent a new source of revenue for the Company. Revenues for the period ended May 31, 1998 totaled $ 97,033.

Selling, general and administrative expenses for the year ended May 31, 2000 increased by $1,153,275 or 77% to $2,651,398 from $1,498,123 for the corresponding period of the prior year. The increase is attributable to an increase in advertising expense of $196,835, employment and payroll expenses of $266,059 and an increase of $690,381 in general and administrative expenses. Selling, general and administrative expenses will continue to grow as the Company adds new personnel to assist with its growing portfolio of companies and to reduce its dependency on outside consultants. In addition. As the Company's incubator firms grow, the Company's advertising budget will increase as these companies bring their products to market. Selling, general and administrative expenses for the year ended May 31, 1998 totaled $ 50,431.

Interest income for the year ended May 31, 2000 increased by $937 or 257% to $1,301 from $364 for the corresponding period of the prior year. This increase resulted from increased activity in the Company's brokerage account. . There was no interest income for the year ended May 31, 1998.

Equity losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity and losses of affiliates. Equity in losses of affiliates for the year ended May 31, 2000 totaled $ 150,574 from the Company's ownership in Shakai Racing, Inc. and Ronlan Entertainment, Inc. an increase of $113,204 or 302% from $37,370 for the corresponding period of the prior year. There was no activity for the year ended May 31, 1998. The Company expects its portfolio companies to invest in development of their products and services, often producing and to recognize operating losses, which will result in future charges against the Company's earnings.

Gains of $ 1,693,030 on the sale of the subsidiaries resulted from the sale of the Company's wholly owned subsidiary. VirtualWagering.com to a European company and three (3) Pokemon websites. There were no similar transactions during the corresponding period of the two prior years.

Stock dividend income of $903,717 represents a dividend received from Workfire Technologies, Inc. This company is a spin off of BCS Investments and is a private company. There was no similar transaction during the corresponding period of the two prior years.

For the year ended May 31, 2000 the Company had a trading loss of 1,182,984 compared to a trading gain of $1,224,932 for the corresponding period of the prior year. This decrease is due to the decreasing sales prices of the Company's stock portfolio. Unrealized gains and losses of ($2,894,811) represent the write-down to market value of the Company's stock ownership in BCS Investments, Inc. (formerly Workfire, Inc.).

Net income before taxes for the year ended May 31, 2000 increased by $ 2,929,050 to $3,214,457 from $285,407 for the corresponding period of the prior year and $61,947 for the year ended May 31, 1998. For the year ended May 31, 2000 the Company recorded a tax provision of $ 1,278,000 or approximately 40% reducing net income to $ 1,936,457. The provision for the prior year was $ 128,690 or approximately 45% and $ 27,200 for the year ended May 31, 1998. The rate was slightly lower for the year ended May 31, 2000 because a portion of the income was eligible for capital gain rates.

Other comprehensive income reflects the unrealized gain or loss, net of tax, on the Company's investment portfolio. For the year ended May 31, 2000, the Company reported income net of taxes of $ 12,150,421 from unrealized gain on available for sale securities held in the Company's investment portfolio. There was no comprehensive income for the corresponding period of the two prior years. As a result of this other comprehensive income, the gain on sale of subsidiaries, and the increase in consulting revenues, the Company had comprehensive income of $ 14,086,878 for the year ended May 31, 2000 compared with $156,717 for the corresponding period of the prior year and $34,747 for the year ended May 31, 1998.

Liquidity and Capital Resources

At May 31, 2000 the Company had working capital of $ 15,536,210 including cash of $ 1,151,546. This compares with working capital of $2,179,308 including cash of $ 1,141,813 for the corresponding period of the prior year and working capital of $46,493 including cash of $(866) for the year ended May 31, 1998.

Cash flows from operating activities increased to $ 1,339,568 from cash used in operations of $ (63,142) for the corresponding period of the prior year. This change resulted from the increase in consulting revenues and the gain on sale of subsidiaries which was partially offset by operating assets and operating liabilities. For the year ended May 31, 1998 cash flows from operations was $(758).

Cash used in investing activities totaled $(957,995) for the year ended May 31, 2000. This resulted from a net purchase of investments of $ 3,259,664 and equipment of $ 74,843 offset by proceeds from sales of investments of $ 2,376,512. For the corresponding period of the prior year the Company had $(795,045) of cash used by its investing activities. This resulted from a net purchase of investments of $ 790,928 and equipment of $ 4,117.There was no cash flow from investing activities for the year ended May 31, 1998.

Cash used for financing activities of $ 371,840 represents the purchase of the Company's wholly owned subsidiary SierraNet.

During the current fiscal year, the Company has generated sufficient funds from its operations to finance its growth and that for the next twelve months. However, because management believes that there are numerous investment opportunities which would be available if the Company had additional resources, it is contemplating either a debt or equity offering during the year ending December 31, 2001.

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

Future Capital Needs - During its last fiscal year, the Company generated operating profits which were partially funded by gains on sales of its interests in other companies. To the extent the Company may become involved in future investments, the Company may need to access outside sources of financing. There can be no assurance that any such financing will be available or if such financing is available, it may involve issuing securities senior to the Common Stock or equity financings which are dilutive to holders of the Common Stock.

Dependence on a Single Customer - During fiscal year 2000 a significant portion of the Company's revenues were derived from a limited number of customers, including Starnet Communications International, Inc. ("Starnet"), which accounted for 4,000,000 of the Company's total revenues. However, the Company is actively shifting its focus from investor relations services to seed investments, and, therefore, the Company believes that its dependence on Starnet as a source of revenue will decline significantly.

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

Rapid Change in Technology and Distribution Channels - Because the use of the Internet as a commercial medium is relatively new and continues to evolve, the market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, shifting distribution channels, and changing customer demands. Accordingly, the Company's future success will depend on its ability to adapt to this rapidly evolving marketplace. There can be no assurance that the Company will be able to adequately adapt its products and services or to acquire new products and services that can compete successfully or that the Company will be able to establish and maintain effective distribution channels. Failure to maintain competitive product and service offerings and distribution channels would have an adverse affect on the Company's business, results of operations and financial condition. In addition, responding to these rapid technological changes could require substantial expenditures by the Company, and there can be no assurance that such expenditures will yield a positive investment return.

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

Risks Inherent to the Company's Acquisition Strategy - The Company has in the past, and intends in the future, to expand through the acquisition of businesses, technologies, products and services. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in- process research and development or software acquisition and development costs, and the amortization of goodwill and other intangible assets. Any such adjustment could result in an increase in the amount of goodwill recorded, which would result in higher amortization expenses and, therefore, adversely affect the Company's operating results. Further, acquisitions involve a number of special problems, including difficulty integrating technologies, operations and personnel and diversion of management attention in connection with both negotiating the acquisitions and integrating the assets. There can be no assurance that the Company will be successful in addressing such problems. In addition, growth associated with numerous acquisitions places significant strain on the Company's managerial and operational resources. The Company's future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. Furthermore, many of the Company's investments are in early-stage companies, with limited operating histories and limited or no revenues, there can be no assurance that the Company will be successful in developing such companies.

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

Fluctuating Value of Certain Stock Assets - A portion of the Company's assets includes the equity securities of both publicly traded and non-publicly traded companies. Such assets include a large number of shares of common stock of VirtualLender.com, Inc. and Digital Bridge, Inc., both publicly traded companies. Fluctuations in the market price and valuations of the Company's holdings in such other companies, which are partially dependent on market and other conditions that are beyond the Company's control, may result in fluctuations of the market price of the Company's Common Stock.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company, together with the independent auditors' report thereon of Hood & Strong LLC appear on pages F-1 through F-14 of this report. See Index to Financial Statements on page 18 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In July, 2000, the Company changed its principal independent accountants from Comisky & Company to Hood and Strong. The Company had no disagreements on any material matters with its former accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers currently serving the Company are as follows:

  Name                 Age      Positions Held and Tenure
 ------               -----    ----------------------------
Scott L. Kelly         36       President, CEO & Chairman of the Board of
                                Directors since 1996
Sal Censoprano         45       Chief Financial Officer, Secretary & Director
                                since May, 1999
Scott Chase            35       Director
Scott Cacchionne       35       Director
John Flanders          31       Director
Milledge Hart          35       Director

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

Scott L. Chase

     Scott Chase was elected to the Board of Directors in December, 1999. Mr. Chase is the Director of OEM Sales for Identix, Inc., a position he has held since April, 1999. From November, 1996 through April, 1999 he was the Sales Director for Identicator Technology, Inc. and for March 1994 to November 1996 he was the Sales Director for Logistics, Inc. Mr. Chase held a B.A. degree from San Jose State in advertising.

Scott Cacchionne

     Scott Cacchionne was elected to the Board of Directors in July, 1999. Mr. Cacchionne is the Senior Vice President of Van Kasper and has held that position since October, 1997. From January, 1993 to October, 1997 he was a Vice President of Kidden Peabody. Mr. Cacchionne holds a B.A. degree from Arizona State University in economics.

John C. Flanders, Jr.

     John Flanders was elected to the Board of Directors in December, 1999. Mr. Flanders is the President of CyberJunction.com, Inc. a position he has held since July, 1997. Prior to joining CyberJunction.com, Inc., Mr. Flanders has served as Vice President Sales and Marketing for eMerging Media, Inc. and Senior Manager, Strategic Market Development for Orbit Network, Inc. Mr. Flanders holds a BS Degree from Northeastern University in Business Administration.

Milledge Hart

     Milledge Hart was elected to the Board of Directors in March, 2000. Mr. Hart is the Chairman and Chief Executive Officer of Granada Entertainment Enterprise, Inc., a position he has held since March, 1996. From June, 1991 through February, 1996 he was the President of Axon, Inc. Mr. Hart holds a B.A. degree from Duke University in economics and public policy.

Committees and Attendance of the Board of Directors

     In order to facilitate the various functions of the Board of Directors, the Board has created a standing Audit Committee and a standing Compensation Committee.

     The functions of the Company's Audit Committee are to review the Company's financial statements with the Company's independence auditors; to determine the effectiveness of the audit effort through regular periodic meetings with the Company's independent auditors; to determine through discussion with the Company's independent auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; to inquire into the effectiveness of the Company's financial and accounting functions and internal controls through discussions with the Company's independent auditors and officers of the Company; to recommend to the full Board of Directors the engagement or discharge of the Company's independent auditors; and to review with independent auditors the plans and results of the auditing engagement. The members of the Audit Committee are Messrs. Cacchionne, Flanders and Hart.

     The functions of the Company's Compensation Committee including reviewing the existing compensation arrangements with officers and employees, periodically reviewing the overall compensation program of the Company and recommending to the Board modifications of such program which, in the view of development of the Company and its business, the Committee believes are appropriate, recommending to the full Board of Directors the compensation arrangements for senior management and directors, and recommending to the full Board of Directors the adoption of compensation plans in which officers and directors are eligible to participate and granting options or other benefits under such plans. The members of the Compensation Committee are Mr. Cacchionne, Chase and Hart.

     The Board of Directors does not have a standing nominating committee or a committee performing similar functions.

     During the year ended May 31, 2000, the Board of Directors held one formal meetings, including telephonic meetings, and acted through unanimous written consent on other occasions. Because the Audit Committee and the Compensation Committee were formed near the end of the fiscal year, neither Committee met during the year ended May 31, 2000. Each director (during the period in which each such director served) attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors.

Compensation of Directors

     Each non-employee director of the Company is paid an initial fee of 10,000 shares of the Company's common stock, and thereafter options for the purchase of 10,000 shares of the Company's common stock per year. The option price is the fair market value of the stock on the date of grant. The Company also reimburses each director for all expenses of attending such meetings.

     No additional compensation of any nature is paid to employee directors.

ITEM 10.  EXECUTIVE COMPENSATION

     The Compensation payable to the Company's officers and directors for the current fiscal year is as follows:

                                  Annual Salary              Payable
                                 ---------------            ----------

Scott L. Kelly, President           $120,000              $10,000 per month

Sal Censoprano,
CFO & Secretary                     $100,000              $8,333 per month

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of August 15, 2000 the number of shares of common stock owned of record and beneficially by executive officers, directors, persons who hold 5% or more of the outstanding common stock of the Company, and by all officers and directors as a group:

Name                                Number of shares                 Percent of
and Address                         Owned Beneficially               Class Owned
------------                        -------------------              -----------

Scott Kelly
 (as Trustee of the
 Kelly Family Trust)
 583 San Mateo Avenue
 San Bruno, CA  94066                  4,984,600                    44.31%

Sal Censoprano
 1191 Chess Drive, #200
 Foster City, CA  94404                        0                        0

Administrative Systems
 Corporation, a
 Nevada
 corporation                           1,647,500                    14.64%

The Newman Company
 1325 Airmobile Way
 Suite 175
 Reno, NV  89502                         986,220                     8.76%

Global Capital Concepts, Inc.
 1325 Airmobile Way
 Suite 175
 Reno, NV
 89502                                   523,022                     4.65%

Realtec, Ltd.
c/o AMS Financial
Sea Meadow House
Blackburn Highway
Road Town Tortola
British Virgin Islands                   208,385                     1.85%

Zacco Equities, Ltd.
P. O. Box 116
Road Town Tortola
British Virgin Islands                   908,015                     8.07%


All Officers and directors
as a group (2 in number)               4,984,600                    44.31%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Scott L. Kelly, as Trustee of the Kelly Family Trust, controls 4,942,500 shares of common stock of the Company. Mr. Kelly is Chief Executive Officer and Chairman of the Board of the Corporation. Mr. Kelly is also owner of the building which houses the Company's principal headquarters and leases the building to the Corporation. The Company believes that the lease of 2,800 sq. ft. of office space for $1,811.00 per month is below market. Nevertheless, the Corporation reviews leases on an annual basis to determine fairness of any such leases. Sal Censoprano as Chief Financial Officer is paid $712.00 for approximately 1,000 ft. of space which houses the Company's financial and audit division. The Company believes that such rental amount is below market and reviews the propriety and fairness of such rental annually.

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

     The Company has secured director and officer liability insurance with National Union Insurance. Coverage for each director and officer is $5,000,000. The annual premium for such insurance is $50,000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The Exhibits listed below are filed as part of this Annual Report.

  Exhibit No.               Document
  -----------              ----------

     3.1 Articles of Incorporation (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on January 10, 1997)

     3.2 Bylaws (incorporated by reference to Form 10- KSB/A filed with the Securities and Exchange Commission on behalf of the Company on January 10, 1997).

     27.1         Financial Data Schedule

     (b)  Reports on Form 8-K

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     M & A West, Inc.

                                     By: /s/ Scott Kelly
                                        --------------------------------------
                                     (Principal Executive Officer and Director)
Date: September 5, 2000

                                     By: /s/ Sal Censoprano
                                        --------------------------------------
                                     (Principal Financial Officer and Director)
Date: September 5, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Name                     Title                               Date
------                   -------                             ------

/s/ Scott Kelly
______________________   Chairman of the Board, President    September 5, 2000
Scott Kelly              and Chief Executive Officer

/s/ Sal Censoprano
______________________   Chief Financial Officer, Secretary  September 5, 2000
Sal Censoprano           and Director

/s/ Scott Chase
______________________   Director                            September 5, 2000
Scott Chase

/s/ Scott Cacchionne
______________________   Director                            September 5, 2000
Scott Cacchionne

/s/ John Flanders
______________________   Director                            September 5, 2000
John Flanders

/s/ Milledge Hart
______________________   Director                            September 5, 2000
Milledge Hart

     Independent Auditors' Report                                          1




     Financial Statements


         Balance Sheet                                                     2




         Statement of Income and Comprehensive Income                      3




         Statement of Stockholders' Equity                                 4





         Statement of Cash Flows                                           5




         Notes to Financial Statements                                6 - 14

Independent Auditors' Report


BOARD OF DIRECTORS
M & A WEST, INC.
San Bruno, California


We have audited the accompanying balance sheet of M & A WEST, INC. (the Company) as of May 31, 2000, and the related statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of M & A West, Inc. as of May 31, 1999 and 1998 were audited by other auditors whose report dated August 10, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2000, and the results of its operations, and cash flows for the year then ended in conformity with generally accepted accounting principles.



August 3, 2000

                                M & A West, Inc.

                                  Balance Sheet



May 31,                                                          2000            1999
-------                                                         -------         -------

Assets

Current Assets:
      Cash and cash equivalents                          $     1,151,546    $  1,141,813
      Marketable securities held for trading                     810,247         573,976
      Marketable securities available for sale                22,981,842         327,000
      Other current assets                                       193,222          18,000
                                                            -------------    ------------
          Total current assets                                25,136,857       2,060,789
                                                            -------------    ------------
Property and equipment, net                                       79,410          20,584

Equity Investments                                               903,051         426,558

Goodwill, net                                                  1,185,000

Intangible assets other than goodwill, net                     2,348,020

Deferred income taxes                                                  0          12,110
                                                            -------------    ------------
               Total assets                              $    29,652,338    $  2,520,041
                                                            -------------    ------------
Liabilities and Stockholders' Equity

Current Liabilities:
      Accounts payable and accrued liabilities           $        27,044    $    140,039
      Income taxes payable                                     3,145,000         168,000
      Deferred income taxes                                    6,477,487
      Deferred revenue                                           854,167
                                                            -------------    ------------
          Total current liabilities                           10,503,698         308,039
                                                            -------------    ------------
Stockholders' Equity:
      Common stock, no par value, 100,000,000 shares
          authorized; shares issued and outstanding:
          11,122,758 at May 31, 2000 and 11,000,000
           at May 31, 1999                                     4,870,298       2,020,538
      Preferred stock, no par value, 10,000,000 shares
          authorized; no shares issued and outstanding                 -               -
      Retained earnings                                        2,127,921         191,464
      Accumulated other comprehensive income                  12,150,421
                                                            -------------    ------------
          Total equity                                        19,148,640       2,212,002
                                                            -------------    ------------
               Total liabilities and equity              $    29,652,338    $  2,520,041
                                                            =============    ============


                                M & A West, Inc.

                  Statement of Income and Comprehensive Income



Years Ended May 31,                                                  2000                1999              1998
-------------------                                                 ------              ------            ------


Revenue
     Consulting revenue                                     $      7,379,856       $    602,087            97,033
     Internet service provider income, net                           116,320
                                                                -------------       ------------         ---------
          Total revenue                                            7,496,176            602,087            97,033
                                                                -------------       ------------         ---------
Selling, General and Administrative Expenses
     Advertising                                                     455,414            258,579             3,859
     Employee business expenses                                      162,040            119,003            10,286
     Consultants                                                     116,953            422,298             5,625
     Payroll                                                         682,252            153,885             3,261
     Other selling, general and administrative expenses            1,234,739            544,358            27,400
                                                                -------------       ------------         ---------
          Total selling, general and administrative expenses       2,651,398          1,498,123            50,431
                                                                -------------       ------------         ---------
          Income (loss) from operations                            4,844,778           (896,036)           46,602
                                                                -------------       ------------         ---------
Other income (expense)
     Interest income                                                   1,301                364
     Stock dividend income                                           903,717
     Trading gains (losses)                                       (1,182,984)         1,224,932
     Unrealized gains and losses                                  (2,894,811)            (6,483)           15,345
     Equity in loss of unconsolidated subsidiary                    (150,574)           (37,370)
     Gain on sale of subsidiary                                    1,693,030
                                                                -------------       ------------         ---------
          Total other income (expense)                            (1,630,321)         1,181,443            15,345
                                                                -------------       ------------         ---------
     Income before provision for income taxes                      3,214,457            285,407            61,947

          Provision for income taxes                               1,278,000            128,690            27,200
                                                                -------------       ------------         ---------
     Net income                                                    1,936,457            156,717            34,747
     Other comprehensive income:
          Unrealized gain on marketable securities
             available for sale, net of tax                       12,150,421
                                                                -------------
     Comprehensive income                                   $     14,086,878       $    156,717            34,747
                                                                =============       ============         ==========

     Net income per share                                   $           0.17       $       0.01
                                                                -------------       ------------
     Comprehensive income per share                         $           1.27       $       0.01
                                                                -------------       ------------
     Weighted average shares outstanding                          11,096,764         10,582,904        10,582,904
                                                                -------------       ------------       -----------


                                  M&A West, Inc

                        Statement of Stockholders' Equity
                                                                                        Accumulated Other
                                                                                       Comprehensive Income
                                                                                         Net Unrealized
                                                                                            Gain on             Total
                                    Common Stock             Preferred      Retained       Marketable         Stockholders'
                                 Shares         Amount         Stock        Earnings       Securities           Equity
                                --------       --------      ----------    ----------   ------------------    -------------

Balances - May 31, 1997                       $      -       $       -     $       -      $           -         $       -

Issuance of stock                                2,500                                                              2,500

Comprehensive Income:
     Net income                                                               34,747                               34,747

Balances - May 31, 1998                          2,500               -        34,747                  -            37,247
                             ------------   -----------        ---------   -----------     --------------      ------------
Issuance of stock             11,000,000     2,018,038                                                          2,018,038

Comprehensive income:
     Net income                                                              156,717                              156,717
                             ------------   -----------        ---------   -----------     --------------      ------------
Balances - May 31, 1999       11,000,000     2,020,538               -       191,464                 -          2,212,002

Issuance of stock                198,258     3,221,600                                                          3,221,600

Repurchase of stock              (75,500)     (371,840)                                                          (371,840)

Comprehensive income:
     Net income                                                           1,936,457                             1,936,457
     Other comprehensive income                                                             12,150,421         12,150,421
                            ------------   -----------        ---------   -----------     --------------      ------------
Balances - May 31, 2000       11,122,758   $ 4,870,298      $       -    $2,127,921     $   12,150,421        $19,148,640
                            ============   ===========        =========   ===========     ==============      ============

                                M & A West, Inc.

                            Statement of Cash Flows



Years Ended May 31,                                                     2000             1999             1998
-------------------                                                    ------           ------           ------

Operating Activities:
     Net income                                                    $  1,936,457     $    156,717     $     34,747
     Adjustments to reconcile net income to net cash flows
       provided by (used in) operating activities:
        Unrealized (gain) loss on investments                         2,894,811            6,483          (15,345)
        Trading losses                                                1,182,984
        Consulting revenue received in stock                         (4,315,375)
        Stock dividend income                                          (903,717)
        Equity in loss of unconsolidated subsidiaries                   150,574           37,370
        Depreciation and amortization                                   154,597            4,071
        Deferred income taxes                                        (1,610,683)         (12,110)           6,750
        Gain on sale of subsidiary                                   (1,693,030)
        Equity securities trading                                                       (538,548)         (26,566)
     (Increase) decrease in operating assets:
        Other current assets                                           (175,222)           3,000          (21,000)
     Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                          (112,995)         111,875           20,548
        Income taxes payable                                          2,977,000          168,000
        Deferred revenue                                                854,167
                                                                     -----------

               Net cash provided by (used in) operating activities    1,339,568          (63,142)            (866)
                                                                     -----------       -----------        ---------
Investing Activities:
     Purchases of equipment                                             (74,843)          (4,117)
     Proceeds from investment sales                                   2,376,512
     Purchases of investments                                        (3,259,664)        (790,928)
                                                                     -----------       -----------
               Net cash used in investing activities                   (957,995)        (795,045)
                                                                     -----------       -----------
Financing Activities:
     Common stock purchases                                            (371,840)
     Issuance of stock for cash                                                        2,000,000
     Bank overdraft                                                                                           866
                                                                                                          ---------
               Net cash provided by (used in) financing activities     (371,840)       2,000,000              866
                                                                     -----------       -----------        ---------
Net Increase in Cash and Cash Equivalents                                 9,733        1,141,813

Cash and Cash Equivalents, Beginning of year                          1,141,813
                                                                     -----------
Cash and Cash Equivalents, End of year                             $  1,151,546     $  1,141,813     $          -
                                                                     ===========       ===========        =========
Supplemental Disclosure of Cash Flow Information:
     Income taxes paid                                             $    158,000

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
     Stock issued for acquisitions                                 $  3,221,600
     Unrealized gain of available for sale securities, net of
        deferred taxes of $8,100,280                               $ 12,150,421

                                 M&A WEST, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Nature of Business:

M & A West, Inc. is engaged in providing management consulting services primarily to public companies and investing in equity securities for its own accounts. During fiscal 2000 the company also became an internet service provider. On May 12, 1999, M & A West, Inc., a Nevada Corporation, underwent a stock transfer and exchange with Buffalo Capital IV, Ltd., a publicly traded shell company. M & A West, Inc. merged with Buffalo Capital IV, Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M & A West, Inc. All references to the Company in these financial statements refer to M & A West, Inc. the Nevada corporation, prior to May 12, 1999, and to the merged entity from May 12, 1999 forward. The Company operates offices in San Bruno, California; Atlanta, Georgia; Tinton Falls, New Jersey; and Williamsport, Pennsylvania.



Note 2 - Summary of Significant Accounting Policies::

a. Basis of Accounting: The accompanying financial statements of the Company are prepared using the accrual basis of accounting in which revenues are recognized when earned, and expenses are recognized when incurred.

b. Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, and revenues and expenses, as well as, contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

c. Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

d. Investments: Investments in marketable equity securities held for trading purposes are presented at market value, with realized and unrealized gains and losses on the investments recognized in earnings during the period incurred. Investments in marketable equity securities available for sale are presented at market value, with unrealized gains and losses, after tax, recorded as a separate component of stockholders' equity. Equity investments are investments that the Company has significant influence but not voting control and are accounted for at original cost, adjusted for the Company's share of the investees' gains and losses.

e. Property and Equipment: Property and equipment, consisting of computers and equipment supporting the administrative function, are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight line method over estimated useful lives ranging from five to seven years.

f. Goodwill: Goodwill represents the excess of the cost of the assets acquired from Sierra Net, Inc. over the fair value of the assets acquired and is being amortized on the straight-line method over fifteen years (see Note
     6).

g. Intangible Assets Other Than Goodwill: Web sites acquired in the purchases of Investor Packages and Market Awareness Consultants and a customer list acquired from Sierra Net, Inc. are being amortized on the straight-line method over five years (see Note 6).

h. Income Taxes: Deferred taxes are provided for all significant differences between the financial statement and tax basis of assets and liabilities. These differences relate primarily to unrealized gains and losses on investments, the California franchise tax and amortization of intangible assets.

i. Other Comprehensive Income: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"
     (Statement 130) in fiscal year 2000 which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. Statement 130 requires net unrealized holding gains to be included in other comprehensive income. Comprehensive income is reported by the Company in the statements of income and comprehensive income and stockholders' equity for 2000. The adoption of Statement 130 had no significant effect on the financial position or results of operations of the Company for 1999 and 1998.

j.   Advertising: Advertising costs are expensed as incurred.

k. Net Income per Share: Basic net income per share is based on the weighted average outstanding common shares

l. Recently Enacted Accounting Standards: Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133 (as amended by SFAS No. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities...", and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 131, 132, 133 (as amended), 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

m. Reclassifications: Certain items in the fiscal 1999 and 1998 financial statements have been reclassified to conform to the fiscal 2000 presentation. Such reclassifications have no effect on either net income or stockholders' equity.

Note 3 - Reclassification of Investments:

On October  15,  1999 a Special  Meeting of  Stockholders  of  Virtuallender.com
(VLDC) was held wherein VLDC was authorized to acquire substantially all of the assets and/or stock of University Mortgage Corp., a Maryland corporation ("UMI") in a stock exchange agreement. The overall effect of this transaction was the reduction in ownership percentage of M & A West, Inc. from 21% to 18%. Prior financial reports reflected accounting for the Company's interest in VLDC using the equity method, whereby the Company's investment is increased by gains and additional investments, and decreased by losses and distributions. These securities are now treated as marketable securities available for sale. In January 2000, Digital Bridge, Inc. (Digital) merged with Black Stallion Management, Inc. (a publicly traded company) in a stock for stock transaction. After the merger, there are approximately 27,000,000 shares issued and outstanding of which the Company holds a 17% interest. The Company is no longer reporting this investment under the equity method but is reporting its investment as marketable securities available for sale. Unrealized gains on the VLDC and Digital securities during fiscal 2000 amounted to $20,250,701. Related deferred taxes amounted to $8,100,280.


Note 4 - Marketable Securities Available for Sale:

The Company's marketable securities available for sale at May 31, 2000 and 1999 are as follows:

                                                      Gross        Estimated
                                                    Unrealized       Fair
                                      Cost            Gains          Value
               2000

        Virtuallender.com       $   1,374,364     $11,563,136      $12,937,500
        Digital Bridge, Inc.          453,060       8,687,565        9,140,625
        Workfire.com, Inc.            803,717                          903,717
                                   -----------                     ------------
                                $   2,731,141     $20,250,701      $22,981,842
                                   ===========    ============     ============
              1999
        Virtual Wagering.com    $      13,000     $                $    13,000
        Digital Bridge, Inc.           50,000                           50,000
        Workfire                      264,000                          264,000
                                   -----------    ------------     ------------
                                $     327,000     $         -      $   327,000
                                   ===========    ============     ============

Subsequent to year end, the estimated fair value of the Company's available for sale securities declined by approximately $9,4000,000.


Note 5 - Property and Equipment:

The Company's property and equipment consists of the following at May 31, 2000 and 1999:

                                              2000           1999

Computers                                   $71,948         $ 16,613
Office furniture                             27,550            8,042
                                            --------         --------
                                             99,498           24,655

Less accumulated depreciation               (20,088)          (4,071)
                                            --------         --------
                                            $79,410         $ 20,584
                                            ========         ========

Depreciation expense amounted to $16,017 and $4,071 in the years ended May 31, 2000 and 1999, respectively.


Note 6 - Business Acquisitions:

During the fiscal year 2000, the Company entered into a stock purchase agreement with Investor Packages and Market Awareness Consultants purchasing all the outstanding stock of these private companies. The purchase prices were $500,000 and $171,600, payable in the Company's stock, respectively. The Company issued 29,412 and 15,000 shares, respectively, for each entity.

Also during the fiscal year 2000 the Company finalized an asset purchase agreement with Sierra Net, Inc., an internet service provider, servicing parts of California and Nevada. Total consideration for this purchase consisted of $450,000 in cash and the issuance of 153,846 shares of the Company's common stock.

The acquisitions during fiscal 2000 have been accounted using the purchase method, and accordingly the purchase prices have been allocated to the assets purchased and liabilities assumed upon their fair values at the dates of acquisition. The portions of the purchase prices allocated to goodwill are being amortized on a straight-line basis over 15 years. Intangible assets other than goodwill are being amortized on a straight-line basis over five years.

The purchase price for these acquisitions were allocated as follows:

                                     Market
                   Investor        Awareness       Sierra
                   Packages        Consultants     Net, Inc.

Websites        $  500,000        $  171,600
Customer List                                    $ 1,800,000
Goodwill                                           1,200,000

Purchase price  $  500,000        $  171,600     $ 3,000,000


Amortization expense in the year ended May 31, 2000 for goodwill and intangible assets other than goodwill amounted to $15,000 and $123,580, respectively.

Note 7 - Provision For Income Taxes:

The components of the provision for income taxes consist of the following benefits (expenses) for fiscal 2000, 1999, and 1998:

                               2000          1999             1998

Current
        Federal           ($2,501,000)    ($125,400)        ($17,300)
        State                (644,000)      (22,150)          (3,150)
                          ------------    ---------         ----------
        Total current
          tax provision    (3,145,000)     (147,550)        ($20,450)
                          ------------    ---------         ----------
Deferred
        Federal             1,499,000        16,000           (5,700)
        State                 368,000         2,860           (1,050)
                          ------------    ---------         ----------
        Total deferred
          tax provision     1,867,000        18,860           (6,750)
                          ------------    ---------         ----------
Total provision for
  income taxes            ($1,278,000)    ($128,690)        ($27,200)
                          ------------    ---------         ----------

A reconciliation of the provision for income taxes at May 31 to the Federal statutory tax rate is as follows:

                                   2000             1999           1998

Income before taxes          $  3,214,457       $  285,407      $  61,947
                               -----------       -----------     ----------
Statutory Federal taxes
        at graduated rates      1,092,915          111,309         15,487

State taxes-net of
        Federal benefit           187,544           15,390          4,108

Other-net                          (2,459)           1,991          7,605
                               -----------       -----------     ----------

                             $  1,278,000       $  128,690     $   27,200
                               ===========       ===========     ==========

The pre-tax amount of unrealized gains on marketable securities available for sale for fiscal 2000 was $20,250,701. The associated deferred tax expense was $8,100,280 resulting in a net-of-tax amount of $12,150,421 classified as other comprehensive income.

There were no components of other comprehensive income for fiscal 1999 or 1998.

Deferred income tax assets and liabilities have been classified in the balance sheet in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities as of May 31, 2000 and 1999 are as follows:

                                              2000            1999

Deferred tax assets:
Tax basis in excess of financial
basis of marketable securities
held for trading                         $ 1,759,038
California franchise tax effect               85,968
Difference in amortization                    33,153
Other                                                       $ 12,110
                                                            ----------
                                         $ 1,878,159        $ 12,110
                                         ------------       ----------

                                         2000              1999

Deferred tax liabilities:
Financial basis in excess of tax
basis of marketable securities
available for sale                    (8,100,280)
Other                                    255,366
                                     ------------
                                      (8,355,646)            -
                                     ------------      ---------
Net deferred tax asset (liabilities) ($6,477,487)     $ 12,110
                                     ============      =========

Note 8 - Preferred Stock:

In addition to the Company's common stock, the Company is authorized to issue up to 10,000,000 shares of Preferred Stock, with rights and privileges to be determined by the Board of Directors. No preferred shares are issued or outstanding at May 31, 2000, 1999 or 1998.

Note 9 - Related Party Transactions:

For the years ended May 31, 2000 and 1999, the Company's offices were leased from the Company's Chief Executive Officer on a month-to-month basis for monthly payments of $1,811. The Company also leased space from its Chief Financial Officer on a month-to-month basis for $712 per month.

During fiscal year 2000, Digital Bridge, Inc. provided website maintenance services to the Company amounting to approximately $165,000.

Note 10 - Sale of Subsidiary:

On February 12, 2000, the Company sold its wholly owned subsidiary, Virtual Wagering.com, to a European company. The sale price was $1,200,000. Payment has been made in full.

In addition to the sale of Virtual Wagering.com, the Company entered into a consulting agreement with the European concern to further develop the portal site. The agreement is for $1,000,000 over a two year period. The Company pro rated the consulting income to record the income as earned as services are rendered. Deferred revenues as of May 31, 2000 amounted to $854,167.

Note 11 - Directors and Officers Liability:

The Company has secured directors and officers liability insurance with National Union Insurance. Coverage for each director and officer is $5,000,000. The annual premium is $50,000.

Note 12 - Information Concerning Concentrations of Credit Risk:

Financial   accounting   standards   require  certain   disclosures   concerning
concentrations of credit risk, which are summarized below.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and cash and cash equivalents.

Of  the  total  revenues  of   approximately   $7.6  million  for  fiscal  2000,
approximately $4 million relates to one customer, and approximately $1.9 million relates to a different customer.

Investments are discussed in notes 2d and 4.

The Company typically maintains cash deposits in excess of amounts insured. As a result, the potential amount of credit risk pertaining to cash deposits will vary throughout the year depending on the level of deposits versus amounts insured.

Cash equivalents are generally limited to money market accounts.