Form 10QSB
period 2000-08-31
M & A WEST INC
filed 2000-10-20
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-21955


                                 M&A WEST, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                     84-1356427
---------------------------------              ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


                    583 San Mateo Avenue, San Bruno, CA 94066
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (650) 588-2678
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes  X   No
                                     -----   ------

         Class                    Shares Outstanding                   Date
        -------                  ---------------------                -------

   Common, no par value                11,122,758               October 19, 2000

                                 M&A WEST, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

 Item 1.Financial Statements

        Condensed Balance Sheets - August 31, 2000 and May 31, 2000........... 1

        Condensed Statements of Operations - For the three months
        ended August 31, 2000 and 1999........................................ 2

        Condensed Statements of Cash Flows - For the three months ended
        August 31, 2000 and 1999.............................................. 4

        Notes to Condensed Financial Statements............................... 5

 Item 2.Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................. 9

PART II - OTHER INFORMATION...................................................11

SIGNATURES....................................................................12

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                  M & A WEST,INC.
                                                   Balance Sheet



                                                          August 31,         May 31,
                                                         ------------       ---------

2000 2000
ASSETS

     Current Assets
         Cash and equivalents                              488,475          1,151,546
         Accounts receivable-clients                        52,761                  -
         Marketable securities held for trading          2,263,350            810,247
         Marketable securities available for sale       11,118,750         22,981,842
         Employee advances                                  12,234                  -
Prepaid taxes 400                                                -
Loans Receivable                                           159,166                  -
         Other Current Assets                                    -            193,222
              Total current assets                    $ 14,095,136         25,136,857


     Other Assets
Intangible assets other thangoodwill,net
           of amortization                               2,224,440          2,348,020
Property and equipment,net
           of depreciation                                  75,406             79,410
Equity Investments                                         911,212            903,051
         Goodwill, net of amortization                   1,170,000          1,185,000
              Total Assets                            $ 18,476,194         29,652,338


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
Accounts payable and accrued liabilities                   110,463             27,044
         Income taxes payable                            2,704,949          3,145,000
Deferred income taxes                                    2,238,649          6,477,487
Deferred revenue                                           729,167            854,167

              Total current liabilities                  5,783,228         10,503,698

     Stockholders' Equity
Common stock,no par value,100,000,000 shares
           authorized 11,122,758 issued and outstanding  4,870,298          4,870,298
         Preferred stock, no par value, 10,000,000 shares
           authorized, no shares issued and outstanding          -                  -
Retained earnings                                        2,247,872          2,127,921
         Accumulated other comprehensive income          5,574,796         12,150,421

              Total equity                              12,692,966         19,148,640

              Total Liabilities and Equity            $ 18,476,194         29,652,338




     The accompanying notes are an integral part of the financial statements

                                 M & A WEST,INC.
                Statement of Operations and Comprehensive Income


                                                   For the three months ended
                                             ---------------------------------------
                                             August 31, 2000         August 31, 1999
                                             ---------------         ---------------

Revenue

     Consulting Revenue                           $326,461                $3,458,611

     Internet Service Provider Income              250,298                         -
                                                 ---------                ----------
     Total revenue                                 576,759                 3,458,611

Cost of Sales-Internet Service Provider            145,314                         -
                                                 ---------                ----------
Gross Profit                                       431,445                 3,458,611
Selling,General and Administrative Expenses

     Advertising                                   100,793                   107,417

     Employee Business Expenses                     40,493                    77,437

     Consultants                                    19,659                    76,111

     Payroll                                       334,943                   109,782

     Other selling,general and
         administrative expenses                   489,367                   147,433
                                                 ---------                ----------
     Total selling,general and
         administrative expenses                   985,255                   518,180
                                                 ---------                ----------
     Income from operations                       (553,810)                2,940,431

Other income (expense)

     Trading gains (losses)                          3,530                    66,654

     Interest income                                 1,510                       542
     Unrealized gains and losses                   549,386                         -

     Equity in loss of unconsolidated subsidiary  (110,689)                  (37,370)
                                                 ---------                ----------
     Gain on sale of subsidiary                          -                         -
     Total other income (expense)                  443,737                    29,826
                                                 ---------                ----------
     Net income before taxes                      (110,073)                2,970,257

     Income tax expense/benefit                    230,024                (1,188,000)
                                                 ---------                ----------
     Net income                                    119,951                1,782,257
                                                 =========                ==========
     Other comprehensive income
         Unrealized gains (losses) on
         available-for-sale securities
         net of tax.                          (10,959,375)                         -
                                               ----------                 ----------
     Comprehensive income                    $(10,839,424)                $1,782,257
                                               ==========                 ==========
Net income per share                              $  0.010                    $0.162
                                               ==========                 ==========
Net comprehensive income per share                 $(0.99)                         -
                                               ==========                 ==========
Number of shares outstanding                   11,122,758                 11,000,000
                                               ==========                 ==========


     The accompanying notes are an integral part of the financial statements

                                 M & A WEST,INC.
                      Consolidated Statement of Cash Flows

                                                       For the three months ended August 31
                                                       ------------------------------------
                                                        2000                         1999
                                                       ------                       -------

CASH FLOWS FROM OPERATIONS
Net income (loss)                                     $119,951                     $1,782,257
Adjustments to reconcile net income to
     net cash flows provided by
     (used in) operating activities:

Unrealized (gain) loss on investments                (558,786)                    (3,694,309)
     Trading gains                                     (3,530)                        173,292

     Equity in loss of unconsolidated subsidiaries     110,689                         37,370

     Depreciation and amortization                     142,584                              -

     Deferred Income Taxes                             144,912                              -

     Accounts Receivable                              (52,761)                              -

(Increase) decrease in operating assets:
     Other  current assets                              21,422                              -

Increase (decrease) in operating liabilities:

     Accounts payable and accrued expenses              83,419                         90,400
     Income taxes payable                            (440,051)                        909,209
     Deferred revenue                                (125,000)                      1,078,844
                                                    ----------                     -----------
Net cash provided by (used in) operating activities  (557,151)                        377,063
                                                    ==========                     ===========

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment sales                          12,930
Purchase of equipment                                        -                        (2,838)
Purchase of investments                              (118,850)                    (1,334,613)
                                                    ----------                     -----------
     Net cash used by investing activities           (105,920)                    (1,337,451)
                                                    ==========                     ===========
     Net decrease in cash and equivalents            (663,071)                      (960,388)
Cash and cash equivalents, beginning of period       1,151,546                      1,141,813
                                                    ----------                     -----------
Cash and cash equivalents, end of period              $488,475                       $181,425
                                                    ==========                     ===========



     The accompanying notes are an integral part of the financial statements

                                M & A West, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2000



1.   Summary of Significant Accounting Policies

     Description of business

     M & A West, Inc. is primarily engaged in providing management consulting services to public companies. During fiscal 2000 the company also became an internet service provider. On May 12 1999, M&A West, Inc., a Nevada Corporation, underwent a stock transfer and exchange with Buffalo Capital IV, Ltd, a publicly traded shell company, M&A West, Inc. merged with Buffalo Capital IV, Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. Changed its name to M&A West, Inc. All references to the Company in these financial statements refer to M& A West, Inc. the Nevada corporation, prior to May 12, 1999, and to the merged entity from May 12, 1999 forward.

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

     Net income (loss) per share

     Basic net income (loss) per share is based on the weighted average outstanding common shares.

     Goodwill

     Goodwill represents the excess of the cost of the assets acquired from SierraNet.com over the fair value of the assets acquired and is being amortized on the straight-line method over fifteen years (See Note 11).

     Intangible Assets Other Than Goodwill

     Web sites acquired in the purchase of Investor Packages and Market Awareness Consultants and a customer list acquired from SierraNet.com are being amortized on the straight-line method over five years (see Note 11).

  Income taxes

     Deferred taxes are provided for all significant differences between the financial statement and tax basis of assets and liabilities. These differences relate primarily to unrealized gains and losses on investments, the California franchise tax, amortization of intangible assets, and depreciation.

   Recently Enacted Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133 (as amended by SFAS No. 137 and 138), "Accounting for Mortgage-Backed Securities", and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 131,132, 133 (as amended), 134 and 135 have no current applicability to the company or their effect on the financial statements would not have been significant.

   Reclassifications

     Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation. Such reclassifications have no effect on either net income or stockholders' equity.

2.   Related Party Transactions
     --------------------------
     For the period ended August 31, 2000, the Company's offices were leased from the Company's Chief Executive Officer on a month-to-month basis for a monthly payment of $ 1,811.

3.   Stockholders' Equity
     --------------------
     Authorized capital

     The Company's capital consists of 100,000,000 authorized common shares, no par value, of which 11,122,758 shares were issued and outstanding at August 31, 2000.

     Preferred Stock

     The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, with rights and privileges to be determined by the Board of Directors. No preferred shares were issued and outstanding at August 31, 2000.

4.   Income Taxes
     ------------
     The Company has recorded a deferred tax liability for the effects of unrealized gains on marketable equity securities which are deductible for tax purposes only to the extent of realized gains. The Company's provision for income tax is calculated using a flat rate of 40%.

5.   Investments
     -----------
     Equity Investments

     The Company has a 100% investment in Shakai Racing, Inc. at August 31, 2000 which is accounted for using the equity method, whereby the Company's investment is increased by gains and additional investments, and decreased by losses and distributions. The following is a summary of the financial position and operating results of Shakai Racing as of August 31, 2000:

         Current assets                          $ 28,430
         Property and equipment                    97,625
         Other assets                                   0
                                                 ---------
                                                  126,054

         Total liabilities                            985
         Total stockholders' equity              $125,069
                                                 ---------
         Total revenue                           $ 15,939
         Net loss                                $ 14,268


5.   Investments (continued)
     -----------------------
The Company has a 25% investment in Ronlan Entertainment, Inc. at August 31,2000 which is accounted for using the equity method, as discussed above. The following is a summary of the financial position and operating results of Ronlan Entertainment as of August 31, 2000.

                  Current assets                $      2,720
                  Property & Equipment                 1,450
                  Other assets                             0
                                                $     94,170

                  Total liabilities                   69,791
                  Total stockholders equity           66,738

                                                $    114,529

                  Total revenue                 $     35,738
                  Net loss                      $     52,942

Investments in other equity securities

     The Company has invested in equity securities of companies for which no established trading market exists at August 31, 2000. These securities are stated at cost that does not exceed the estimated net realizable value.

6.   Fixed Assets
     ------------
     The Company's property and equipment consists of the following at August 31, 2000:

                       Computers                          $   71,948
                       Office furniture                       27,550
                                                            ---------
                          Total                               99,498
                       less accumulated depreciation          24,092
                                                          $   75,406
                                                            ---------

Depreciation expense for the quarter ended August 31, 2000 totaled $ 4,004.


7.   Other Comprehensive Income
     --------------------------
     On October 15,1999 a Special  Meeting of Stockholders of  Virtuallender.com
(VLDC) was held wherein VLDC was authorized to acquire substantially all of the assets and/or stock of University Mortgage Corp., a Maryland corporation ("UMI") in a stock exchange agreement. The overall effect of this transaction was a reduction in ownership percentage of M&A West, Inc. from 21% to 18%. Prior financial reports reflected accounting for the Company's interest in VLDC using the equity method, whereby the Company' investment is increased by gains and additional investments, and decreased by losses and distributions. These securities are treated as available for sale securities.

     In January 2000, Digital Bridge, Inc. (Digital) merged with Black Stallion Management, Inc. (a publicly traded company) in a stock for stock transaction. After the merger, there are approximately 27,000,000 shares issued and outstanding of which the Company holds a 17% interest. The Company is no longer reporting this investment under the equity method but is reporting its investment as marketable securities available for sale. Unrealized losses on the VLDC and Digital securities for the three months ended August 31, 2000 amounted to $10,959,375.

Changes in other comprehensive income are shown below:

                                           Before-Tax      Tax or     Net of Tax
                                            Amount         Benefit      Amount
                                           ----------     ---------   ----------

         Unrealized losses on available
         for sale securities              $12,150,421    $6,575,625   $5,574,796

     There are no reclassifications or adjustments.

8.   BRANCHES
     --------
     The Company has opened offices in Tinton Falls, New Jersey, Atlanta, Georgia and Willamsport, Pennsylvania. The effect of these branch offices is recorded in the attached financial report. In October, 2000, the Company closed the Trinton Falls, New Jersey and Atlanta, Georgia offices.

9.   DIRECTORS AND OFFICERS LIABILITY
     --------------------------------
     The Company has secured directors and officers liability insurance with National Union Insurance. Coverage for each director and officer is $5,000,000. The annual premium is $ 50,000.

10.  INFORMATION CONCERNING CONCENTRATIONS OF CREDIT RISK
     ----------------------------------------------------
     Financial accounting standards require certain disclosures concerning concentrations of credit risk, which are summarized below.

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

Item 2. MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company' actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company' filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

M&A West, Inc. (the "Company") is engaged in providing public relations consulting services primarily to public companies and in the trading of equity securities of Internet companies for its own account. In addition, the Company invests in start up Internet companies and assists in their operations and development.

THREE  MONTHS  ENDED  AUGUST 31, 2000  COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999

Net revenues for the three months ended August 31, 2000 decreased by $3,027,166 or 88% to $ 431,445 from $3,458,611 for the corresponding period of the prior year. The decrease was primarily due to the Company's suspension of its consulting services business in favor of developing in-house projects such as Ronlan Entertainment, Inc. and Venturelist.com, Inc.

Selling, general and administrative expenses for the three months ended August 31, 2000 increased by $467,075 or 90% to $985,255 from $518,180 for the corresponding period of the prior year. The increase is attributable to an increase of $341,934 in general and administrative expenses which represent an increase in depreciation and amortization of $142,584 relating to assets purchased and goodwill related to the purchase of SierraNet.com; costs associated with new offices located in New Jersey, Georgia and Pennsylvania; and an increase in professional fees. Also contributing to the increase in selling, general and administrative expenses was an increase in employment and payroll expenses of $225,161, principally due to the employment of approximately thirteen additional employees in the Company's new offices. Selling, general and administrative expenses will decrease as the Company has closed its New Jersey and Georgia offices. Amortization of goodwill and assets other than goodwill will reflect a full period.

Interest income for the three months ended August 31, 2000 increased by $968 or 179% to $1,510 from $542 for the corresponding period of the prior year. This increase resulted from increased activity in the Company's brokerage account. Equity losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity and losses of affiliates. Equity in losses of affiliates for the three months ended August 31, 2000 totaled $ 110,689 from the Company's ownership in Shakai Racing, Inc. and Ronlan Entertainment, Inc. which represents an increase of $73,319 or 196% to $110,689 from $37,370 for the corresponding period of the prior year. The Company expects its portfolio companies to invest in development of their products and services, and to recognize operating losses, which will result in future charges against the Company's earnings.

For the three months ended August 31, 2000 Trading gains (losses) decreased $63,124 or 95% to $3,350 from $66,654 due to the decline in market conditions associated with the Company's stock portfolio. Unrealized gains and losses of $549,386 represent the write-up to market value of the Company's stock ownership in Packeteer (formerly Workfire Technologies).

Net income for the three months ended August 31, 2000 decreased by $1,662,306 to $119,951 from a profit of $1,782,257 for the corresponding period of the prior year, principally due to the decrease in revenues and the increase in selling, general and administrative expenses. For the three months ended August 31, 2000 the Company recorded a tax benefit of $230,024, arising from net operating loss carryforwards. The provision for income taxes for the same period in the prior year was $1,188,000.

Other comprehensive income reflects the unrealized gain or loss, net of tax, on the Company's investment portfolio. For the three months ended August 31, 2000, the Company reported losses net of taxes of $ 10,959,375 from unrealized loss on available for sale securities held in the Company's investment portfolio. There was no other comprehensive income for the corresponding period. Principally as a result of this other comprehensive income, the Company had comprehensive income of $ (11,385,251) for the three months ended August 31, 2000 compared with $1,782,257 for the corresponding period of the prior year.

Liquidity and Capital Resources

At August 31, 2000 the Company had working capital of $ 8,311,908 including cash of $ 488,475. This compares with working capital of $2,162,347 including cash of $ 181,425 for the corresponding period of the prior year. The increase in working capital is primarily due to marketable securities which were not owned during the same period in the prior year.

Cash flows from operating activities decreased to $ (557,151) from cash used in operations of $ 377,063 for the corresponding period of the prior year. This change resulted from the decrease in consulting revenues.

Cash used in investing activities totaled $ (105,920) for the three months ended August 31, 2000. This resulted from proceeds from sales of investments and capital infusion into unconsolidated subsidiaries . For the corresponding period of the prior year the Company had $(1,337,451) of cash used by its investing activities. This resulted from a net purchase of investments of $ 1,334,613 and equipment of $ 2,838.

During the current fiscal year, the Company has generated sufficient funds from its operations to finance its growth and that for the next twelve months. However, because management believes that there are numerous investment opportunities that would be available if the Company had additional resources, it is contemplating a debt or equity offering.

Impact of Inflation

To date, the Company has not experienced any impact from inflation and does not anticipate any such impact in the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          27.1 Financial Data Schedule

     b)   Reports on Form 8-K

          On August 2, 2000, the Company filed a Form 8-K relating to the Board's approval and adoption of a charter for its audit committee.

          On August 2, 2000, the Company filed a Form 8-K relating to a change in the Company's auditors. Comiskey & Company, P.C. terminated its client-accountant relationship with the Company and the Company engaged Hood & Strong, LLP.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            M&A WEST, INC.


Date: October 20, 2000               By:    /s/ Scott Kelly
                                          --------------------------------------
                                          Scott Kelly
                                          President and Chief Executive Officer


Date: October 20, 2000               By:   /s/ Sal Censoprano
                                          --------------------------------------
                                          Sal Censoprano
                                          Chief Financial Officer and Secretary