Form 10QSB
period 2000-11-30
M & A WEST INC
filed 2001-01-26
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-21955


                                 M&A WEST, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                      84-1356427
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                       1519 Edgewood, Liberty, Texas 77575
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (936) 336-6700
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X  No
                                      ---   ---

         Class                    Shares Outstanding                  Date
        -------                  --------------------                -------
  Common, no par value                11,122,758                January 25, 2001

                                 M&A WEST, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1.Financial Statements

       Condensed Balance Sheets - November 30, 2000 and May 31, 2000....   1

       Condensed Statements of Operations - For the three months
        ended November 30, 2000 and 1999................................   2

       Condensed Statements of Cash Flows - For the three months ended
        November 30, 2000 and 1999......................................   3

       Notes to Condensed Financial Statements..........................   4

  Item 2.Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................   6

PART II - OTHER INFORMATION.............................................   8

SIGNATURES..............................................................   8

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                                 M & A WEST,INC.
                                  Balance Sheet
                                November 30, 2000


                                                               November 30,
    ASSETS                                                        2000
                                                               ------------
Current Assets
    Cash and equivalents                                   $     350,473
    Accounts receivable-clients                                   48,574
    Marketable securities held for trading                       627,665
    Marketable securities available for sale                   2,421,750
    Employee advances                                             36,218
    Prepaid taxes                                                    400
    Loans Receivable                                             158,754
                                                              -----------

         Total current assets                                  3,643,834
                                                                       -
                                                              -----------

Other Assets
    Deferred income tax asset
    Intangible assets other than goodwill,net of amortization          -
    Property and equipment,net of depreciation                    62,516
    Equity Investments                                           653,451

    Goodwill, net of amortization                                      -
                                                              -----------
              Total Assets                               $     4,359,801
                                                              ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities             $       163,957
    Income taxes payable                                       1,118,613
    Deferred income taxes                                        237,730
    Deferred revenue                                             979,167
    Line of Credit Payable                                       500,000

    Loan Payable                                         $     1,674,930
                                                              ----------

    Total current liabilities                                  4,674,397


Stockholders' Equity

    Common stock,no par value,100,000,000 shares
    authorized 11,122,758 issued and outstanding               4,870,298
    Preferred stock, no par value, 10,000,000 shares
     authorized, no shares issued and outstanding
    Retained earnings                                         (5,541,490)

    Accumulated other comprehensive income                       356,596
                                                              ----------


     Total equity                                               (314,596)
                                                              ----------


     Total Liabilities and Equity                       $      4,359,801
                                                              ==========

                                 M & A WEST,INC.
                Statement of Operations and Comprehensive Income
              For the three months ended November 30, 2000 and 1999


                                                        November 30, 2000      November 30, 1999
                                                       -------------------    -------------------

Revenue
        Consulting Revenue                             $             -            $ 2,202,359
                                                                     -

        Internet Service Provider Income                       242,862
                                                                     -
                                                       ----------------         --------------

          Total revenue                                        242,862              2,202,359

Cost of Sales-Internet Service Provider                        131,910                      0
                                                       ----------------         --------------

Gross Profit                                                   110,952              2,202,359


Selling,General and Administrative Expenses
            Advertising                                         53,484                 86,803
            Employee Business Expenses                          11,556                 31,433
            Consultants                                         26,706                  7,672
            Payroll                                            315,161                 91,244
            Other selling,general and administrative expenses  458,761                160,545
                                                       ----------------         --------------

          Total selling,general and administrative expenses    865,668                377,697

          Income from operations                              (754,716)             1,824,662

Other income (expense)
            Trading gains (losses)                                   -                (33,966)
            Interest income                                        357                    353
            Unrealized gains and losses                     (5,316,545)                     -
            Equity in loss of unconsolidated subsidiary       (109,724)              (102,478)
            Loss on sale of equipment                          (38,155)                     -
                                                       ----------------         --------------
          Total other income (expense)                      (5,464,067)              (136,091)
                                                       ----------------         --------------

            Net income before taxes                         (6,218,783)             1,688,571

          Income tax expense                                         -               (675,000)
                                                       ----------------         --------------

            Net income (loss)                               (6,218,783)             1,013,571
            Other comprehensive income
          Unrealized gains (losses) on available-for-sale
           securities
            net of tax of $0                                (8,697,000)           $ 1,119,542
                                                       ----------------         --------------
              Comprehensive income (loss)                  (14,915,783)             2,133,113
                                                       ================         ==============

Retained earnings
              Balance, beginning of period                     677,293              1,973,721

              Balance, end of period                      $ (5,541,490)             2,987,292
                                                       ================         ==============

             Net income per share                         $      (0.56)             $    0.09

             Net comprehensive income per share           $      (0.78)             $    0.10

                                                                                --------------
             Numer of shares outstanding                    11,122,758             11,000,000
                                                       ================         ==============

 M & A WEST,INC.

                             Statement of Cash Flows
            For the six month period ended November 30, 2000 and 1999

CASH FLOWS FROM OPERATIONS                                          2000                1999
                                                                  --------            --------

Net income (loss)                                         $     (6,684,794)          2,795,828
Adjustments to reconcile net income to net cash flows
provided by (used in ) operating activities:
       Unrealized (gain) loss on investments                     4,767,159          (3,694,309)
       Trading gains                                                (3,530)            173,292
       Equity in loss of unconsolidated subsidiaries               193,392             139,848
       Depreciation and amortization                               285,168                   -
       Deferred income taxes                                     2,145,831
       Accounts receivable                                         (52,761)
(Increase) decrease in operating assets:                                                     -
       Other  current assets                                        22,584                   -
Increase (decrease) in operating liabilities:                                                -
       Accounts payable and accrued expenses                       159,423              45,707
       Income taxes payable                                     (1,875,313)            442,536
       Line of Credit Payable                                      250,000                   -
                                                            ---------------
      Deferred revenue                                                               1,078,844
                                                                                ---------------
Net cash provided by (used in) operating activities               (792,841)            981,746
                                                            ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from loan                                               $ 219,688
Proceeds from investment sales                                      12,930
Purchase of equipment                                                    -             (24,640)
Purchase of investments                                           (240,850)         (1,755,958)
                                                            ---------------     ---------------

       Net cash used by investing activities                        (8,232)         (1,780,598)
                                                            ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                                               -
Issuance of stock for cash                                                                   -
                                                            ---------------     ---------------
       Net cash provided by financing activities                         -                   -

       Net decrease in cash and equivalents                       (801,073)           (798,852)

Cash and cash equivalents, beginning of period                   1,151,546           1,141,813

Cash and cash equivalents, end of period                    $      350,473     $       342,961
                                                            ===============     ===============

                                M & A West, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2000


Note 1:Presentation

     The balance sheet of the Company as of November 30, 2000, the related statements of operations and cash flows for the six months ended November 30, 2000 and 1999 and the three months ended November 30, 2000 and 1999 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended November 30, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the M&A West, Inc. May 31, 2000 10-K.

 Note 2: Branches

     The Company has closed its offices in Tinton Falls, New Jersey, Atlanta, Georgia and Willamsport, Pennsylvania. The effect of these branch offices is recorded in the attached financial report. The Company's main office in San Bruno was open as of the date of these financial statements.

Note 3: Unrealized Gains and losses

     The Company's reported unrealized gains and losses of $ (5,316,545) consists of the following:

Name                                    % Ownership        Write-down

VirtualGrocery                              100%            $ 100,000
EcapX                                       2.5%              250,000
SierraNet,InvestorPackages,
Market Awareness Consultant                 100%            3,330,860
Packeteer                                     1%              956,980
Other trading securities                      1%              129,319

 Total unrealized losses at November 30, 2000             $ 4,767,159

Note 4: Other Comprehensive Income

     The Company's available for sale securities include its ownership in Virtuallender.com and Digital Bridge. Due to the decline in market conditions, these values have decreased substantially.



       Value at May 30,2000*                       $ 22,078,125

        November 30, 2000                          $  2,421,750

        Total write-down                           $ 19,656,375


     *does not include Packeteer at $903,717.


Note 5:Loans Payable

     The Company has five loans outstanding at November 30, 2000. The total amount of the loans is $ 1,575,000. All notes include interest at a rate of 9% and are for a period of one year. Accrued interest expense of $ 35,843 was reported for the period ended November 30, 20000, $30,938 for the period ended August 31, 2000 and $ 33,149 for the period ended May 31, 2000. These loans have not been paid at this time and total $1,674,930 including interest.

Note 6: Contingencies

     Certain conditions may exist as of the date of the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.

     In April 1999, the Company entered into an agreement for the private sale of the Company's common stock for $2,000,000. These shares were never issued, nor included in the earnings per share calculation. The purchaser has disclaimed this purchase. The Company is currently trying to resolve this issue and has not included the shares in its earnings per share calculation.

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

THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED NOVEMBER, 1999

Net revenues for the three months ended November 30, 2000 decreased by $1,959,497 or 89% to $ 242,862 from $2,202,359 for the corresponding period of the prior year due to the Company's lack of providing any consulting services. Internet service provider revenues of $ 242,862 are included above and represent revenues of SierraNet. For the six months ended November 30, 2000 revenues decreased $5,166,349 or 91% to $ 494,621 from $ 5,660,970. Internet service provider income of $ 493,160 is included and represents revenues of SierraNet.

Selling, general and administrative expenses for the three months ended November 30, 2000 increased by $487,971 or 129% to $865,668 from $377,697 for the corresponding period of the prior year. The increase is attributable to an increase in employment and payroll expenses of $223,917 and an increase of $298,216 in general and administrative expenses which represent an increase in depreciation and amortization of $142,584. Selling, general and administrative expenses will decrease as the Company has closed its New Jersey, Georgia and Pennsylvania offices. Amortization of goodwill and assets other than goodwill will reflect a full period. For the six month period ending November 30, 2000 selling, general and administrative expenses increased $985,984 or110% to $1,881,861 from $ 895,877 for the corresponding period of the prior year. The increase is attributable to an increase in employment and payroll expenses of $449,078,and an increase of $671,088 in general and administrative expense which includes depreciation and amortization of $285,168 and accrued interest expense of $55,531.

Interest income for the three months ended November 30, 2000 increased by $4 to $357 from $353 for the corresponding period of the prior year. This increase resulted from a lack of activity in the Company's brokerage account. Equity losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity and losses of affiliates. Equity in losses of affiliates for the three months ended November 30, 2000 totaled $ 109,724 from the Company's ownership in Shakai Racing, Inc., Ronlan Entertainment, Inc. and Venturelist.com, Inc. which represents an increase of $7,246 or 7% to $109,724 from $102,478 for the corresponding period of the prior year. The Company expects its portfolio companies to invest in development of their products and services, and to recognize operating losses, which will result in future charges against the Company's earnings. Interest income for the six months ended November 30, 2000 increased $972 or 109% to $ 1,867 from $ 895 for the corresponding period of the prior year. The increase is attributable to higher cash balances in the first part of the year. Equity losses of affiliates for the six months ended November 30, 2000 increased $80,565 or 58% to $ 220,413 from $ 139,848.

For the three months ended November 30, 2000 Trading gains (losses) increased $33,966 to $0 from $(33,966) due to the decline in market conditions associated with the Company's stock portfolio and that the Company chose not to sell any of its portfolio. Unrealized gains and losses of $(5,316,545) represent the write-down to market value of the Company's stock ownership in Packeteer (formerly Workfire Technologies), SierraNet, InvestorPackages, Market Awareness Consultants and other portfolio companies. For the six months ended November 30, 2000 trading gains and losses increased $144,134 to a gain of $ 3,530 from a loss of $(140,604). Unrealized gains and losses of $ 4,767,159 represents the write-down to market value of Packeteer, SierraNet, InvestorPackages and Market Awareness Consultants.

Net income before taxes for the three months ended November 30, 2000 decreased by $ 7,907,354 to $(6,218,783) from a profit of $ 1,688,571 for the corresponding period of the prior year. For the three months ended November 30, 2000 the Company recorded a tax benefit of $ 2,487,513. The provision for the prior year was $675,000. For the six months ended November 30, 2000, net income before taxes decreased $11,343,622 to a loss of $ 6,684,794 from a profit of $ 4,658,828 for the corresponding period of the previous year. The Company's tax benefit for the six months ended November 30, 2000 is $2,487,513 as compared to a provision of $ 1,863,000 for the corresponding period of the prior year.

Other comprehensive income reflects the unrealized gain or loss, net of tax, on the Company's investment portfolio. For the three months ended November 30, 2000, the Company reported losses net of taxes of $ 8,697,000 from unrealized loss on available for sale securities held in the Company's investment portfolio. The other comprehensive income for the corresponding period of the prior year showed a gain of $ 1,119,542. Principally as a result of this other comprehensive income, the Company had comprehensive income of $ (12,428,270) for the three months ended November 30, 2000 compared with $2,133,113 for the corresponding period of the prior year. For the six months ended November 30, 2000, other comprehensive income reflects total losses of $ (19,656,375) as compared to a gain of $ 1,119,542 for the corresponding period of the prior year.

Liquidity and Capital Resources

At November 30, 2000 the Company had working capital of $ 497,005 including cash of $ 350,473. This compares with working capital of $5,631,576 including cash of $ 342,961 for the corresponding period of the prior year.

This change resulted from the decrease in revenues. For the six months ended November 30, 2000 the decrease is to $(792,841) from cash used in operations of $ 981,746 for the corresponding period of the prior year.

This resulted from lack of proceeds from sales of investments and capital infusion into unconsolidated subsidiaries. This resulted from a net purchase of investments of $ 421,345 and equipment of $21,802. For the six months ended November 30, 2000 cash used in investing activities totaled ($8,232) as compared to ($1,780,598) as the company has not purchased any investments.

The Company is not generating sufficient funds from its operations to finance its growth for the next twelve months due to its lack of investment activity.

                                OTHER INFORMATION

The Company recently became aware that monies originally recorded as revenues were incorrectly stated. The Company is currently revising its recent 10K for the period ending May 31, 2000 and 10Qfor the period ending August 31, 2000 to correct these errors.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          27.1 Financial Data Schedule

     b)   Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            M&A WEST, INC.


Date: January 25, 2001                                By: /s/ Patrick R. Greene
                                                         -----------------------
                                                         Chief Executive Officer