Form 10QSB
period 2001-02-28
M & A WEST INC
filed 2001-04-26
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

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


                       1519 Edgewood, Liberty, Texas 77575
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (936) 336-6700
                            --------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X  No
                                      ---   ----

As of April 25, 2001, 11,122,758 shares of Common Stock, no par value per share, of the issuer were outstanding.

                                 M&A WEST, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I
                                                                            Page
                                                                            ----
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheet - February 28, 2001.......... 3
           Condensed Consolidated Statements of Operations -
           For the three months and the nine  months  ended
           February  28,  2001 and 2000...................................... 4
           Condensed  Consolidated  Statements of Cash Flows -
           For the nine months  ended  February  28,  2001 and 2000.......... 5
           Notes to  Condensed Financial Statements.......................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 7

                                     PART II

Item 1.   Legal Proceedings.................................................. 9

Item 6.   Exhibits and Reports on Form 8-K................................... 9

           Signatures........................................................10

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                 M&A WEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   February 28,
                                                                       2001
                                                                  --------------
                                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                           $ 230,578
  Accounts receivable, clients                                          104,069
  Trading securities                                                     29,012
  Investments, available for sale                                       969,085
  Other current assets                                                  279,006
                                                                 ---------------
    Total current assets                                              1,611,750

Property and equipment, net                                              98,754
Investments - equity method                                              82,661
Intangible assets, net                                                        -
Other assets                                                              7,352
                                                                 ---------------
                                                                    $ 1,800,517
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                             $336,632
  Income taxes payable                                                1,118,613
  Deferred income taxes                                                       -
  Deferred revenue                                                      979,167
  Line of credit                                                        250,000
  Loans payable                                                       1,674,930
  Note payable                                                          250,000
                                                                 ---------------
    Total current liabilities                                         4,609,342
                                                                 ---------------

Stockholders' equity:
  Common stock, no par, 100,000,000 shares
    authorized:  11,122,758 shares issued and outstanding:            4,870,298
  Retained earnings (deficit)                                       (6,496,907)
  Accumulated other comprehensive income (loss)                     (1,182,216)
                                                                 ---------------
    Total stockholders' equity (deficit)                            (2,808,825)
                                                                 ---------------
                                                                     $1,800,517
                                                                 ===============



            See accompanying notes to interim condensed consolidated
                             financial statements.

                                 M&A WEST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                           February 28,                   Nine months ended February 28,
                                                      2001               2000                2001                2000
                                                 ---------------    ---------------    ------------------   ----------------

Revenue:
    Consulting                                        $     -           $ 483,951              $  1,461         $ 6,142,300
    Refunds                                                 -                   -                     -               2,621
    Internet service provider                         225,683                   -               718,843                   -
                                                 ---------------    ---------------    ------------------   -----------------
      Total revenue                                   225,683             483,951               720,304           6,144,921
Cost of sales - Internet service provider             132,013                   -               409,237                   -
                                                 ---------------    ---------------    ------------------   -----------------
Gross profit                                           93,670             483,951               311,067           6,144,921

Selling, general and administrative                   285,947             653,907             2,167,808           1,549,784
                                                 ---------------    ---------------    ------------------   -----------------
Income from operations                              (192,277)           (169,956)           (1,856,741)           4,595,137
Other income (expense):
  Trading gains (losses)                             (17,563)            (48,352)              (14,033)           (188,956)
  Interest income (expense), net                      (8,526)                 156               (6,660)               1,051
  Gains (losses) on sale of securities, net                 -                   -                     -             173,292
  Unrealized gains and (losses)                       305,892                   -           (4,461,267)                   -
  Equity in losses of unconsolidated
subsidiaries                                        (965,325)             (7,581)           (1,185,738)           (147,429)
  Loss on sale of equipment                                 -                   -              (38,155)
  Gain on sale of subsidiary                                -           1,197,000                     -           1,197,000
                                                 ---------------    ---------------    ------------------   -----------------
                                                    (685,522)           1,141,223           (5,705,853)           1,034,958
                                                 ---------------    ---------------    ------------------   -----------------
Income before provision for income taxes            (877,799)             971,267           (7,562,594)           5,630,095
Provision (benefit) for income taxes                        -             388,500                     -           2,251,500
                                                 ---------------    ---------------
                                                                                       ------------------   -----------------
Net income                                        $ (877,799)             582,767           (7,562,594)           3,378,595
Comprehensive income:
Unrealized gains (losses) on available for sale
securities                                        (1,790,582)           1,978,149          (21,446,957)           3,097,691
                                                 ---------------    ---------------    ------------------   -----------------
                                                            $
Comprehensive income (loss)                       (2,666,381)         $ 2,560,916        $ (29,009,551)         $ 6,476,286
                                                 ===============    ===============    ==================   =================

Basic net income (loss) per common share             $ (0.08)              $ 0.05              $ (0.68)              $ 0.31
                                                 ===============    ===============    ==================   =================

Weighted average shares outstanding                11,122,758          11,000,000            11,122,758          11,000,000
                                                 ===============    ===============    ==================   =================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                                 M&A WEST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                    Nine months ended February 28,
                                                                -------------------------------------
                                                                       2001                2000
                                                                ----------------   ------------------

Cash flows from operating activities:
  Net income (loss)                                                $(7,562,593)          $3,378,595
    Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
    Unrealized (gain) loss on investments                             4,461,267         (3,694,309)
    Trading gains (losses)                                               14,033             188,956
    Equity in loss of unconsolidated subsidiary                       1,185,738             147,429
    Depreciation and amortization                                       285,168             115,948
    Deferred income taxes                                             3,002,461                   -
  Changes in operating assets and liabilities                       (2,298,810)              30,233
                                                                -----------------   -----------------
        Net cash provided by (used in) operating activities           (912,736)             166,852
                                                                -----------------   -----------------

Cash flows from investing activities:
  Purchase of equipment                                                       -            (43,273)
  Proceeds from investment sales                                         12,930
  Purchase of investments, net                                        (240,850)         (1,186,172)
                                                                -----------------   -----------------
        Net cash used in  investing activities                        (227,920)         (1,229,445)
                                                                -----------------   -----------------

Cash flows from financing activities:
  Payments on line of credit                                          (250,000)                   -
  Proceeds form loan and note payable                                   469,688                   -
                                                                -----------------   -----------------
        Net cash provided by financing activities                       219,688                   -
                                                                -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                  (920,968)         (1,062,593)
Cash and cash equivalents at beginning of period                      1,151,546           1,141,813
                                                                -----------------   -----------------
Cash and cash equivalents at end of period                            $ 230,578            $ 79,220
                                                                =================   =================




            See accompanying notes to interim condensed consolidated
                             financial statements.

                                 M&A WEST, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

Note 1:Presentation

The condensed consolidated balance sheet of the Company as of February 28, 2001, the related condensed consolidated statements of operations and cash flows for the nine months ended February 29, 2001 and 2000 and the three months ended February 28, 2001 and 2000 included in the condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended February 28, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period.

Note 2: Branches

The Company closed its corporate office in San Bruno, California in January 2001 and moved its corporate office to Liberty, Texas.

Note 3: Unrealized Gains and losses

The Company's reported unrealized gains and losses of $(4,461,267) consists of the following:

                  Name               % Ownership        Write-down
    ----------------------------    ---------------    --------------
    VirtualGrocery                        100%           $ 100,000
    EcapX                                 2.5%             250,000
    SierraNet,Investorpackages,
    Market Awareness Consultant           100%           3,330,860
    Other trading securities                1%             780,407

Note 4: Other Comprehensive Income

The  Company's   available  for  sale   securities   include  its  ownership  in
Virtuallender.com and Packeteer. Due to the decline in market conditions, these values have decreased substantially.

    Value at May 30, 2000                     $ 13,841,217
    February 28, 2001                              969,085
    Total write-down                            12,872,132

Note 5: Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.

In April 1999, the Company entered into an agreement for the private sale of the Company's common stock for $2,000,000. These shares were never issued, nor included in the earnings per share calculation. The purchaser has disclaimed this purchase. The Company is currently trying to resolve this issue and has not included the shares in its earnings per share calculation.

Note 6: Investments

The Company previously transferred shares of Digital Bridge, Inc. to an escrow agreement for distribution to M&A West, Inc. shareholders. The shares were never distributed and were returned to the Company and increased its ownership to more than 20%. Accordingly, the Company will account for its investment in Digital Bridge under the equity method and has restated the investment, results of operations and retained earnings for the periods presented.

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

M&A West, Inc. (the "Company") is engaged in providing public relations consulting services primarily to public companies and in the trading of equity securities of Internet companies for its own account. In addition, the Company invests in start-up companies and assists in their operations and development.

THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2000

Net revenues for the three months ended February 28, 2001 decreased by $258,268 to $225,683 from $483,951 for the corresponding period of the prior year due to the Company's lack of providing any consulting services. Internet service provider revenues of $225,683 are included above and represent revenues of SierraNet. For the nine months ended February 29, 2001 revenues decreased $5,424,617 to $720,304 from $6,144,921 for the nine months ended February 29, 2000. Internet service provider revenues of $718,843 are included above and represent revenues of SierraNet.

Selling, general and administrative expenses for the three months ended February 28, 2001 decreased by $367,960 or 56% to $285,947 from $653,907 for the corresponding period of the prior year. The decrease is attributable to the Company significantly reducing operations. For the nine month period ending February 28, 2001 selling, general and administrative expenses increased
$618,024 or 40% to $2,167,808 from $1,549,784 for the corresponding period of the prior year. The increase is attributable to increased payroll, advertising, professional fees and other general expenses.

Equity in losses of affiliates for the three months ended February 28, 2001 were $965,325 from the Company's ownership in Shakai Racing, Inc., Ronlan Entertainment, Inc., Venturelist.com, Inc. and Digital Bridge, Inc. which represents an increase of $965,325 from $7,581 from the corresponding period of the prior year. The Company expects its portfolio companies to invest in development of their products and services, and to recognize operating losses, which will result in future charges against the Company's earnings. Equity losses of affiliates for the nine months ended February 29, 2001 increased $1,030,309 or 704% to $1,185,738 from $147,429. During the period, the Company wrote-off its investment in Ronlon Entertainment, Inc. During the quarter the Company received its shares of Digital Bridge, Inc. that had been held by an escrow agent and now accounts for Digital Bridge, Inc. under the equity method.

Trading losses for the three months ended February 28, 2001 decreased to $17,563 from trading losses of $48,352 for the three months ended February 29, 2000. Unrealized gains $305,892 for the three months ended February 28, 2001 represent the mark to market value of the Company's stock ownership in SierraNet, InvestorPackages, Market Awareness Consultants and other portfolio companies. Trading losses decreased to $14,033 for the nine months ended February 28, 20001 from trading losses of $188,956 for the nine months ended February 29, 2000. Unrealized losses of $(4,461,267) represents the mark to market value of SierraNet, InvestorPackages and Market Awareness Consultants for the nine months ended February 28, 2001.

Net income (loss) before taxes for the three months ended February 28, 2001 decreased by $1,849,066 to a loss of $(877,799) from income of $971,267 for the corresponding period of the prior year. For the three months ended February 28, 2001 the Company did not record a tax benefit. The provision for the prior corresponding period was $388,500. For the nine months ended February 28, 2001, income (loss) before taxes decreased $13,192,689 to a loss of $(7,562,594) from income of $5,630,095 for the corresponding period of the previous year. The Company's did not record a tax benefit for the nine months ended February 28, 2001 compared to a provision of $2,251,500 for the corresponding period of the prior year.

Other comprehensive income reflects the unrealized gain or loss, net of tax, on the Company's available for sale investments. For the three months ended February 28, 2001, the Company reported losses net of taxes of $1,790,582 from unrealized loss on available for sale securities held in the Company's investment portfolio. The other comprehensive income for the corresponding period of the prior year showed a gain of $1,978,149. Principally as a result of this other comprehensive income, the Company had a comprehensive loss of $2,666,381for the three months ended February 29, 2001 compared with comprehensive income of $2,560,916 for the corresponding period of the prior year. For the nine months ended February 29, 2001, other comprehensive income reflects total losses of $29,009,551 as compared to comprehensive income of $6,476,286 for the corresponding period of the prior year.

Liquidity and Capital Resources

At February 28, 2001 the Company had negative working capital of $2,997,592 including cash of $230,578. This compares with working capital of $8,172,683 including cash of $79,220 for the corresponding period of the prior year.

For the nine months ended February 28, 2001 cash used in operations decreased to $892,725 from cash provided from operations of $166,852 for the corresponding period of the prior year.

For the nine months ended February 28, 2001 cash used in investing activities totaled $227,920 as compared to $1,229,445 as the company has not purchased any investments in the current period. Cash flows from investing activities resulted from lack of proceeds from sales of investments and capital infusion into unconsolidated subsidiaries. This resulted from a net purchase of investments of $1,186,172 and equipment of $43,273 for the nine months ended February 29, 2000.

Net cash provided by financing activities increased to $219,688 from $0. The Company received $250,000 from the proceeds of a promissory note. The note is secured by 1,500,000 shares of common stock of Digital Bridge, Inc.

The Company is not generating sufficient funds from its operations to finance its growth for the next twelve months due to its lack of investment activity.

OTHER INFORMATION

The Company became aware that monies originally recorded as revenues were incorrectly stated. The Company is currently revising its Form 10-KSB for the period ending May 31, 2000 and Form 10-QSB for the period ending August 31, 2000 to correct these errors.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In January 2001, four class-action lawsuits were filed against M&A West, Scott Kelly and Sal Censoprano in the United States District Court of the Northern District of California docketed as case numbers C-01-0046-BZ, C-01-0033-MEJ, C-01-0485-EDL, and C-01-0502-MEJ. These lawsuits allege a fraudulent scheme and course of business, false and misleading financial statements and press releases, as well as other causes of action. The plaintiffs attorneys have moved to have these lawsuits consolidated into one action. M&A West is unable to determine the relief sought by these lawsuits at this time.

         On January 11, 2001, Isa Fowler, Peter Messore, Christine LaCapAa, Greg Miller and John Adubato filed a lawsuit against M&A West and Scott Kelly, docketed as case number L245-01 in the Superior Court of New Jersey for the Law Division of Monmouth County. The suit alleges breach of contract, fraud and misrepresentation, and various other causes of action arising out of their termination of employment with M&A West. M&A West has been unable to determine the relief sought in this action.

         There is an ongoing investigation by the SEC Enforcement Division involving M&A West and various people and entities formerly involved with M&A West. In March 2001, M&A West received a letter from the SEC Enforcement Division stating that the Enforcement Division alleges that M&A West, either directly or as a control person or an aider and abettor, violated various securities laws. It is likely the SEC will seek the following:

          a permanent injunction prohibiting future violations of various provisions of the Securities Act, Exchange Act, Investment Company Act and Rules thereunder;

     * an order for an accounting and disgorgement plus prejudgment interest thereon;

     * civil penalties pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990; and

     * an order pursuant to Section 12(j) of the Exchange Act revoking registration of M&A West's common stock.

         There is an ongoing investigation by the U.S. Department of Justice involving M&A West and various people and entities formerly involved with M&A West. M&A West is unaware of the relief, if any, sought by the U.S. Department of Justice.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

             10.1 Promissory Note with Realtec, Ltd.
             10.2 Security Agreement


         b) Reports on Form 8-K

         On December 27, 2000, we filed a current report on Form 8-K relating to the withdrawal of the audit opinion by Hood & Strong LLP for the year ended May 31, 2000. Information was discovered that existed as of the auditor's report which indicated that the May 31, 2000 financial statements contained material misstatements and must be revised by the Company in order not to be misleading.

         On January 2, 2001, we filed a current report on Form 8-K/A relating to the resignation of Hood & Strong LLP as our auditors and that we had engaged Malone & Bailey PLLC as our independent accountants for the fiscal year ended May 31, 2000.

         On January 12, 2001, we filed a current report on Form 8-K announcing the resignation of Scott Kelly as the Company's chairman and chief executive officer; the election of Patrick R. Greene as the Company's chairman and chief executive officer; the resignation of Sal Censoprano as the Company's director, chief financial officer and secretary; and the Company's corporate offices were moved to 1519 Edgewood, Liberty, Texas 77575 and our telephone number became
(936) 336-6700.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  M&A WEST, INC.


Date: April 25, 2001                       By: /s/ Patrick R. Greene
                                              -----------------------
                                                   Patrick R. Greene
                                                   Chief Executive Officer