Form 10KSB/A
period 2000-05-31
M & A WEST INC
filed 2001-10-17
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended May 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ___________ to_____________.

                          Commission File No.: 0-21955

                                M & A West, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                          84-1356427
------------------------------               -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                         1519 Edgewood Liberty, TX 77575
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (936) 336-6700
               --------------------------------------------------
               Registrant's telephone number, including area code

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

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $247,062 as of October 17, 2001. The Registrant does not have any outstanding non-voting equity.

On October 17, 2001, the Registrant had outstanding 11,161,142 shares of voting Common Stock, no par value.

                                      INDEX
                                  FORM 10-KSB/A
                             YEAR-ENDED MAY 31, 2000

 Item  Description                                                   Page Number

1      Description of Business...............................................3
2      Properties............................................................6
3      Legal Proceedings.....................................................6
4      Submission of Matters to Vote of Security Holders.....................6
5      Market for Registrants Common Equity and Related
       Stockholder Matters...................................................6
6      Management's Discussion and Analysis or Plan of Operations............7
7      Financial Statements.................................................12
8      Changes in and Disagreements with Accountants on Accounting
       And Financial Disclosure.............................................12
9      Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(A) of the Exchange Act....................12
10     Executive Compensation...............................................14
11     Security Ownership of Certain Beneficial Owners and Management.......15
12     Certain Relationships and Related Transaction........................16
13     Exhibits and Reports on Form 8-K.....................................16
       Signatures...........................................................17
       Index to Financial Statements........................................18
       Financial Statements      F-1

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

         The Company develops, invests in, and operates Internet technology related companies. The strategy of the Company includes the internal development and operation of majority owned subsidiaries within the M & A West family, as well as the investments in other Internet companies either directly by the Company, or through other venture capital arrangements. The Company's strategy also promotes opportunities for synergistic business relationships among the Internet companies within its portfolio.

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

     In January 2000, Digital Bridge, Inc., a wholly owned subsidiary of the Company merged with Black Stallion Management, Inc. (a publicly traded company) in a stock for stock transaction. Following the merger, the Company's interest was reduced.

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

Employees

         As of October 17, 2001 the Company employed 3 persons on a full-time basis. The Company's employees are not represented by a labor union.

Significant Customers

         The Company's significant customers include Auto Trade Center (AUTC) and Starnet Communications (SNMM). The Company has provided investor relations for said customers, but has been paid in full as of May 31, 1999. To this effect, the Company does not rely on the future business of these companies.

On March 3, 2000, the Company finalized an asset purchase agreement with SierraNet.com ( a Nevada corporation), an Internet Service Provider. The agreement made SierraNet a wholly owned subsidiary of the Company servicing parts of California, Reno and Lake Tahoe.

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

                                               High                  Low

Quarter-ended May 31, 1999 (4th)                 10                 9.125
Quarter-ended August 31, 1999 (1st)           6.125                  5.75
Quarter-ended November 30, 1999 (2nd)         5.875                 5.375
Quarter-ended February 29, 2000 (3rd)            16                15.313
Quarter-ended May 31, 2000 (4th)               8.75                 7.125

         As of October 17, 2001, the Company's common stock was held of record by 38 persons.

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

YEAR ENDED MAY 31, 2000 COMPARED TO THE YEAR ENDED MAY 31, 1999 AND MAY 31,1998

Net revenues for the year ended May 31, 2000 increased by $2,474,345 or 411% to $3,076,432 from $602,087 for the corresponding period of the prior year. Consulting revenues increased by $2,358,025 to $2,960,112 from $602,087 for the corresponding period of the prior year. Internet service provider revenues of $116,320 represent a new source of revenue for the Company. Revenues for the period ended May 31, 1998 totaled $ 97,033.

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

Equity losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity and losses of affiliates. Equity in losses of affiliates for the year ended May 31, 2000 totaled $209,099 from the Company's ownership in Digital Bridge, Inc., Shakai Racing, Inc. and Ronlan Entertainment, Inc. an increase of $171,729 or 460% from $37,370 for the corresponding period of the prior year. There was no activity for the year ended May 31, 1998. The Company expects its portfolio companies to invest in development of their products and services, often producing and to recognize operating losses, which will result in future charges against the Company's earnings.

For the year ended May 31, 2000 the Company had a trading loss of $655,486 compared to a trading gain of $1,224,932 for the corresponding period of the prior year. This decrease is due to the decreasing sales prices of the Company's stock portfolio.

Net loss before taxes for the year ended May 31, 2000 decreased by $4,666,471 to $4,381,064 from income of $285,407 for the corresponding period of the prior year. For the year ended May 31, 2000 the Company recorded a tax benefit of $46,841 reducing the net loss to $4,381,064. The provision for the prior year was $ 128,690.

Other comprehensive loss reflects the unrealized gain or loss, net of tax, on the Company's investment portfolio. For the year ended May 31, 2000, the Company reported unrealized losses of $468,739 from available for sale securities held in the Company's investment portfolio. There was no comprehensive income for the corresponding period of the two prior years. As a result of this other comprehensive loss, the Company had a comprehensive loss of $4,849,803 for the year ended May 31, 2000 compared with a gain of $156,717 for the corresponding period of the prior year.

Liquidity and Capital Resources

At May 31, 2000 the Company had negative working capital of $(2,938,072) and cash of $ 1,151,546. This compares with working capital of $2,179,308 including cash of $ 1,141,813 for the corresponding period of the prior year.

Cash flows used in operating activities increased to $(549,328) from cash used in operations of $(63,142) for the corresponding period of the prior year. This change resulted from the increase in non-operating gains and impairment.

Cash used in investing activities totaled $(2,641,852) for the year ended May 31, 2000. This resulted from a net purchase of investments of $3,322,037 and equipment of $74,843 offset by proceeds from sales of investments of $754,668. For the corresponding period of the prior year the Company had $(795,045) of cash used by its investing activities. This resulted from a net purchase of investments of $ 790,928 and equipment of $4,117.

Cash provided by financing activities of $3,200,913 represents advances and proceeds from notes payable.

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

Going Concern Opinion-The Company's auditor has issued a going concern opinion due to the Company's significant liabilities and accumulated deficit. As a result of the foregoing, there is substantial doubt about the Company's ability to continue as a going concern.

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


As of May 31, 2000, the Company has not been named in any lawsuit that may materially affect its financial condition.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of the Company, together with the independent auditors' report thereon of Malone & Bailey, PLLC appear on pages F-1 through F-14 of this report. See Index to Financial Statements on page 18 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In December 2000, the Company changed its principal independent accountants from Hood & Strong to Malone & Bailey, PLLC. The Company had no disagreements on any material matters with its former accountants.

         In 2001, During the audit of the Company's financial statements for the fiscal year ended May 31, 2000, Hood & Strong had the following disagreements with the Company that were resolved to Hood & Strong's satisfaction:

* The Company initially disagreed with the amortization period Hood & Strong believed appropriate for certain long-term intangible assets related to the acquisitions of the assets of Investor Packages and Market Awareness Consultants.

* The Company initially disagreed with the amortization period Hood & Strong believed appropriate for the goodwill related to the acquisition of Sierra Net.

*    The  Company  initially   disagreed  with  Hood  &  Strong's  opinion  that
     marketable equity securities at May 31, 2000, should be valued in accordance with FAS 115.

* The Company initially disagreed with Hood & Strong's opinion that losses on the sale of equity securities received for consulting services should be recorded as trading losses.

         On December 22, 2000, Hood & Strong advised the Company that information had come to the accountant's attention that caused it to conclude that its opinion on the financial statements dated August 3, 2000 for the year ended May 31, 2000 cannot be relied upon. Accordingly, Hood & Strong withdrew its auditors report. The Company has reduced the revenues that were stated for the year ended May 31, 2000 and the quarter ended August 31, 2000.

         On December 27, 2000, the Registrant engaged Malone & Bailey PLLC as its independent accountants for the fiscal year ended May 31, 2000. During the two most recent fiscal years and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

         On July 13, 2000, Comisky & Company, Professional Corporation notified the Company that it was terminating its client-accountant relationship with the Company.

         Comisky & Company's audit report on the financial statements of the Company as of May 31, 1999 and for the two years ended May 31, 1000 and 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two fiscal years ended May 31, 1999 subsequent interim period, there were no disagreements with Comisky & Company, within the meaning of Instruction 4 to Item 304 of Regulation S-K, on any matter of accounting principles or practices, financial statement disclosure, or auditing scop or procedure, which disagreements if not resolved to their satisfaction would have caused Comisky & Company to make reference to the subject matter of the disagreements in connection with its report.

         On July 13, 2000, the Registrant engaged Hood & Strong, LLP as its independent accountants for the fiscal year ended May 31, 2000. During the two fiscal years ended May 31, 1999 and any subsequent interim period prior to engaging Hood & Strong, the Company did not consult with Hood & Strong regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304 (a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers currently serving the Company are as follows:

 Name               Age     Positions Held and Tenure
------             -----   ---------------------------
Scott L. Kelly     36      President, CEO & Chairman of the Board of Directors
                           since 1996
Sal Censoprano     45      Chief Financial Officer, Secretary & Director since
                           May, 1999
Scott Chase        35      Director
Scott Cacchionne   35      Director
John Flanders      31      Director
Milledge Hart      35      Director

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of October 17, 2001 the number of shares of common stock owned of record and beneficially by executive officers, directors, persons who hold 5% or more of the outstanding common stock of the Company, and by all officers and directors as a group:

Name Number of shares              Percent of
and Address                    Owned Beneficially             Class Owned


Wells Fargo Bank                    4,984,600                     44.3%

Pat Greene                          4,116,357                     36.9%
   1519 Edgewood
   Liberty, TX 77575

Administrative Systems
   Corporation, a Nevada
   corporation                      1,647,500                      14.6%

The Neuman Company
   1325 Airmobile Way
   Suite 175
   Reno, NV  89502                    986,220                       8.8%
Zacco Equities, Ltd.
   P. O. Box 116
   Road Town Tortola
   British Virgin Islands             905,115                       8.1%

All Officers and directors
as a group (1 in number)            4,116,357                      36.9%

(1) Patrick Greene has a voting agreement with Administrative Systems, Global Capital Concepts, The Neuman Company, Zacco Equities, Ltd., and Realtec where Mr. Greene can vote these shares.

ITEM 12.        CERTAIN

RELATIONSHIPS AND RELATED TRANSACTIONS.

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

      (b)   Reports on Form 8-K
            None

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       M & A West, Inc.

                                       By: /s/ Patrick R. Greene
                                          --------------------------------------
                                      (Principal Executive Officer and Director)
Date: October 17, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Name                     Title                                       Date
------                   -------                                     ------

/s/ Patrick R. Greene
______________________   Chairman of the Board, Chief           October 17, 2001
Patrick R. Greene        Executive Officer, Principal Financial
                         Officer and

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
M&A West, Inc.

We have audited the accompanying balance sheet of M&A West, Inc. as of May 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for each of the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M&A West, Inc. as of May 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 3 to the consolidated financial statements, the Company's negative working capital position, and losses incurred during the last year raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are described in Note 3.



/s/ Malone & Bailey, PLLC
Houston, Texas

September 28, 2001

                                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors
M&A West, Inc.

We have audited the accompanying statements of operations, stockholders' equity, and cash flows for the year ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M&A West, Inc. as of May 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



Comiskey & Company
Denver, Colorado

                                 M&A WEST, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                            May 31,
                                                                              2000
                                                                         ----------------
                                                                         (As Restated)

     ASSETS

     Current assets:
       Cash and cash equivalents                                           $ 1,151,546
       Investments, trading securities                                          81,021
       Investments, available for sale                                       1,177,936
       Other current assets                                                    251,222
                                                                         ----------------
         Total current assets                                                2,661,725

     Property and equipment, net of accumulated depreciation of $20,088         79,410

     Investments, equity method                                              1,297,586
                                                                         ----------------
                                                                           $ 4,038,721
                                                                         ================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
       Accounts payable and accrued liabilities                               $ 27,044
       Advances                                                              4,179,167
       Notes payable                                                         1,393,586
                                                                         ----------------
         Total current liabilities                                           5,599,797
                                                                         ----------------

     Contingencies

     Stockholders' deficit:
       Common stock, no par, 100,000,000 shares
         authorized: 11,198,258 shares issued and outstanding:               3,469,103
       Accumulated deficit                                                 (4,189,600)
       Accumulated other comprehensive loss                                  (468,739)
                                                                         ----------------
                                                                           (1,189,236)
     Less: Treasury stock, at cost                                           (371,840)
                                                                         ----------------
                                                                         ----------------
                                                                           (1,561,076)
                                                                         ----------------
                                                                         ----------------
                                                                           $ 4,038,721
                                                                         ================
                                                                         ================

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                 M&A WEST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year ended May 31,
                                                                2000                1999
                                                          ------------------   ----------------
                                                             (As Restated)

     Revenue:
         Consulting                                            $ 2,995,454          $ 602,087
         Internet service provider                                 116,320                  -
                                                          ------------------   ----------------
           Total revenue                                         3,111,774            602,087
     Selling, general and administrative                         2,512,818          1,498,123
     Impairment                                                  3,671,600                  -
                                                          ------------------   ----------------
     Loss from operations                                      (3,072,644)          (896,036)

     Other income (expense):
       Trading gains (losses)                                    (690,828)          1,224,932
       Interest income (expense), net                            (244,250)                364
       Unrealized losses                                         (211,084)            (6,483)
       Equity in losses of unconsolidated subsidiaries           (209,099)           (37,370)
                                                          ------------------   ----------------
                                                               (1,355,261)          1,181,443
                                                          ------------------   ----------------

     Income (loss) before provision for income taxes           (4,427,905)            285,407
     Provision (benefit) for income taxes                         (46,841)            128,690
                                                          ------------------   ----------------
     Net income (loss)                                         (4,381,064)            156,717
     Comprehensive income (loss):
     Unrealized losses on available for sale securities          (468,739)                  -
                                                          ------------------   ----------------
     Comprehensive income (loss)                             $ (4,849,803)           $156,717
                                                          ==================   ================

     Basic net income (loss) per common share                     $ (0.39)              $0.01
                                                          ==================   ================

     Weighted average shares outstanding                        11,096,764         10,582,904
                                                          ==================   ================



               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                 M&A WEST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                          Accumulated
                                                                                             Other
                                                                        Accumulated      Comprehensive
                                              Common Stock                 Deficit            Loss        Treasury Stock
                                      ------------------------------  ----------------- ----------------- ---------------
                                          Shares          Amount                                                              A
                                      -------------- ---------------  ----------------- ----------------- ---------------
                                                     (As Restated)

      Balance at May 31, 1998                    -        $  2,500          $  34,747           $     -         $     -
      Issuance of common stock          11,000,000          18,038                  -                 -               -
      Net income                                 -               -            156,717                 -               -
                                      -------------- ---------------  ----------------- ----------------- ---------------
      Balance at May 31, 1999           11,000,000          20,538            191,464                 -               -
      Issuance of common stock in
      connection with acquisitions         198,258       3,221,600                  -                 -               -
      Repurchased 75,500 shares
      of treasury stock, at cost          (75,500)               -                  -                 -       (371,840)
      Imputed interest on advances               -         226,965                  -                 -               -
      Net loss                                   -               -        (4,381,064)                 -               -
      Unrealized loss on
      Investments                                -               -                  -         (468,739)               -
                                      -------------- ---------------  ----------------- ----------------- ---------------
                                      -------------- ---------------  ----------------- ----------------- ---------------
      Balance at May 31, 2000           11,122,758     $ 3,469,103      $ (4,189,600)        $(468,739)      $(371,840)
                                      ============== ===============  ================= ================= ===============
                                      ============== ===============  ================= ================= ===============


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                 M&A WEST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Years ended May 31,
                                                                                      -----------------------------------
                                                                                           2000               1999
                                                                                      -----------------------------------
                                                                                       (As Restated)


     Cash flows from operating activities:
         Net income (loss)                                                              $(4,381,064)          $ 156,717
         Adjustments to reconcile net income (loss) to net cash
           used in operating activities:
             Non-operating (gains) losses on investments                                     660,522          (532,065)
             Equity in loss of unconsolidated subsidiaries                                   209,099             37,370
             Depreciation and amortization                                                    15,697              4,071
             Deferred income taxes                                                            12,110           (12,110)
             Imputed interest on advances                                                    226,925                  -
             Impairment                                                                    3,671,600                  -
             Changes in operating assets and liabilities, excluding effects from acquisitions:
             Other current assets                                                          (175,222)              3,000
             Accounts payable and accrued expenses                                         (562,995)            111,875
             Income taxes                                                                  (226,000)            168,000
                                                                                      ----------------   ----------------
                Net cash used in operating activities                                      (549,328)           (63,142)
                                                                                      ----------------   ----------------

     Cash flows from investing activities:
         Purchase of equipment                                                              (74,483)            (4,117)
         Proceeds from investment sales                                                      754,668                  -
         Purchase of investments                                                         (3,322,037)          (790,928)
                                                                                      ----------------   ----------------
                Net cash used in  investing activities                                   (2,641,852)          (795,045)
                                                                                      ----------------   ----------------

     Cash flows from financing activities:
         Purchase of treasury stock                                                        (371,840)                  -
         Advances                                                                          2,179,167          2,000,000
         Proceeds from notes payable                                                       1,393,586                  -
                                                                                      ----------------   ----------------
               Net cash provided by financing activities                                   3,200,913          2,000,000
                                                                                      ----------------   ----------------

     Net increase (decrease) in cash and cash equivalents                                      9,733          1,141,813
     Cash and cash equivalents at beginning of period                                      1,141,813                  -
                                                                                      ----------------   ----------------
     Cash and cash equivalents at end of period                                          $ 1,151,546         $1,141,813
                                                                                      ================   ================

     Supplemental disclosure of cash flow information:
       Income taxes paid                                                                    $ 158,000             $    -

     Non-cash disclosures:
       Issuance of common stock in connection with acquisitions                            $3,221,600             $    -
       Unrealized loss on investments, available for sale                                    $468,779             $    -



               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                 M&A WEST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2000


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

M & A West, Inc. is engaged in providing management consulting services primarily to public companies and investing in equity securities for its own accounts. During fiscal 2000 the Company became an Internet service provider. In May 2001, the Company entered into an agreement and no longer operates the Internet service provider. On May 12, 1999, M & A West, Inc., a Nevada Corporation, underwent a stock transfer and exchange with Buffalo Capital IV, Ltd., a publicly traded shell company. M & A West, Inc. merged with Buffalo
Capital IV, Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M & A West, Inc. All references to the Company in these financial statements refer to M & A West, Inc. the Nevada Corporation, prior to May 12, 1999, and to the merged entity from May 12, 1999 forward. The Company operates offices in Liberty, Texas. Its offices in San Bruno, California; Atlanta, Georgia; Tinton Falls, New Jersey; and Williamsport, Pennsylvania have all been closed.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

CASH EQUIVALENTS. Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, cash equivalents are stated at cost plus accrued interest which approximates fair value.

LONG-LIVED ASSETS. Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the equipment (3 to 5 years). The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

TRADING AND AVAILABLE FOR SALE SECURITES. Investments in marketable equity securities held for trading purposes are presented at market value, with realized and unrealized gains and losses on the investments recognized in earnings during the period incurred. Investments in marketable equity securities available for sale are presented at market value, with unrealized gains and losses, recorded as a separate component of stockholders' deficit.

EQUITY AND LONG-TERM INVESTMENTS. The Company holds minority equity investments in companies within the Company's strategic focus. These investments are accounted for under the cost method as the Company does not have the ability to exercise significant influence over operations. Investments where the Company can exercise significant influence, the Company uses the equity method. Declines in value that are judged to be other than temporary are reported in other income and expense.

INTANGIBLE ASSETS AND GOODWILL. Intangible assets primarily relate to the value of the installed customer base from the Sierra Net, Inc. acquisition, as well as capitalized web sites. The cost of the installed customer base, and web sites were written off at the date of acquisition The goodwill represents the excess of the cost of the assets acquired in the Sierra Net, Inc. acquisition and was written off at the date of acquisition.

REVENUE RECOGNITION. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue earned from services is recognized ratably over the contractual period or as the services are performed.

INCOME TAXES. The Company accounts for income taxes under the asset and liability approach. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

ADVERTISING COSTS. Advertising costs are charged to operations when incurred.

EARNINGS PER COMMON SHARE. Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period.

COMPREHENSIVE INCOME (LOSS). Other comprehensive loss refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive loss is composed of unrealized gains and losses on available-for-sale securities. Amounts relating to realized investment gains and losses and investment impairment charges are reclassified from other comprehensive loss as they are included in net loss.

RECLASSIFICATIONS. Certain items in fiscal 1999 have been reclassified to conform to the fiscal 2000 presentation. Such reclassifications had no effect on net loss or stockholders' equity.

NOTE 2. RESTATEMENT

In September 2001, the Company received a complaint from the Securities and Exchange Commission ("SEC") that alleged, among other things, fraudulent transactions where the Company recorded consulting revenue and gains from the sale of subsidiaries. The complaint also alleged, among other things, the Company manipulated the stock price of its investments, thereby fraudulently increasing its net income and other comprehensive income. These allegations are directed at former members of the Company's management and others. All of these individuals are no longer associated with the Company in any manner.

Overview

The Company re-valued shares received from Workfire.com, Inc. ("Workfire") and reduced consulting revenue by $3,384,602 as of May 31, 2000. The Company reversed the gain and the associated investment of $903,717from the receipt of Workfire Technologies, Inc. ("Technologies") common stock from a stock distribution as of May 31, 2000. The Company also reversed realized and unrealized losses from the sale of Workfire since it was re-valued as of May 31, 2000.

The Company re-characterized consulting revenue of $875,000 as notes payable and consulting revenue of $125,000 as advances and reclassified deferred revenue as advances of $854,167 as of May 31, 2000.

The Company reversed the gains on sales of subsidiaries of $1,693,030 and reclassified $1,200,000 as advances and $500,000 as a note payable.

The Company re-valued its investment in VLDC Technologies ("VLDC") from its market price of $2.50 as of May 31, 2000 to a discounted $0.175 per share due to its lack of trading volume and restrictions. The Company recorded its investment in VLDC at $905,625 and recorded an unrealized loss in other comprehensive loss of $468,739 as of May 31, 2000. The Company reversed its original valuation of $12,937,500 and the corresponding deferred taxes and other comprehensive income. The Company also restated its shares in VLDC classified as trading from $756,933 to $52,985 or $.175 per share

The Company determined it had the ability to exercise significant influence in Digital Bridge, Inc. ("Digital") and recorded its investment in Digital under the equity method. The Company originally recorded Digital as available for sale at $9,140,625 and the corresponding deferred taxes and other comprehensive income.

In April 1999, the Company received $2,000,000 from the father in-law of former CEO Scott Kelly, during the year ended May 31, 1999. The $2,000,000 was originally recorded as common stock and has been restated as advances. The Company never issued stock for the $2,000,000 received.

Workfire Revenue and Stock Dividend Income

The Company's financial statements as of May 31, 2000, have been adjusted to reflect consulting revenue of $930,973 from the receipt of 750,500 free trading common shares of Workfire and to reverse a gain recorded from a stock distribution. The adjusted revenue was based on subsequent proceeds from the sales of Workfire and related stocks and market value of remaining unsold shares as of September 2001.The Company used this approach due to Workfire being thinly traded since inception. The Company originally recorded $4,315,375 in consulting revenue from the receipt of 750,500 shares of Workfire common stock and recorded a gain from a stock distribution of $903,717 from the receipt of 344,930 shares of Technologies from a stock distribution as of May 31, 2000.

During the 1st quarter 1999, the Company received 750,500 free trading shares of common stock of Workfire. The Company recorded the Workfire shares at its then market price of $5.75 per share and recorded $4,315,375 in consulting revenue, however, because Workfire was thinly traded, the Company now has discounted the value of the securities received.

Of the 750,500 shares, the Company sold 311,060 shares of Workfire for net proceeds of $628,719. The Company transferred 15,000 for services on 9/22/00 valued at $1.31 per share or $19,650. This transfer was recorded in general and administrative expense. The remaining 424,400 shares became BCS Investment Corporation ("BCS") when Workfire and BCS merged. The Company sold 20,000 shares of BCS for net proceeds of $10,293. During November 1999, the Company received 344,930 shares of Workfire Technologies, Inc. ("Technologies") in a stock distribution and recorded a gain of $903,717. The Company reversed the gain of $903,717 recorded as of May 31, 2000. The remaining 404,440 shares of BCS became 404,440 shares of common stock of Crossnet Communications, Inc. ("Crossnet") in a reverse merger. After the merger, there was a 10 for 1 stock split. The Company currently holds the 40,444 shares of common stock of Crossnet.

During September 2000, Packateer, Inc.("Packateer") acquired Technologies and the Company received 37,144 shares of Packateer for its 348,420 common shares of Technology. Packateer is restricted and the Company is able to sell approximately 6,000 shares every 90 days. During the year ended May 31, 2001, the Company sold 8,000 shares of Packateer for net proceeds of $124,709. Subsequent to May 31, 2001, the Company sold 8,000 shares of Packateer for cash proceeds of $81,339. As of July 31, 2001, the Company had 20,772 shares of Packateer in an investment account and held 372 shares.

Through July 31, 2001, total cash proceeds from Workfire and descended stocks was $864,710. The market price of Packateer on September 28, 2001 was $3.19 or a market value of $66,263. No value is recorded for the 372 shares held by the Company.

The market price of Crossnet on September 28, 2001 was $.08; however no value is recorded for the 40,444 shares of Crossnet due to its lack of trading.

Based on the above factors, the Company is restating consulting revenue on the receipt of Workfire common stock to $930,973 as of May 31, 2000 from $4,315,375. This represents a discount of approximately 78%.

Consulting Revenue

The Company's financial statements as of May 31, 2000 have been adjusted to reverse revenue of $1,000,000 and deferred revenue of $854,167. As of May 31, 2000, the Company recorded $475,000 in consulting revenue from Silverado of Nevada. The agreement was dated December 10, 1999. As of May 31, 2000, the Company recorded $200,000 in consulting revenue from Global Concepts, Inc. The agreement was dated December 1, 1999. As of May 31, 2000, the Company had recorded $125,000 in consulting revenue from Ninamir Funding, Inc. The agreement was dated February 12, 2000. As of May 31, 2000, the Company had recorded $200,000 in consulting revenue from Ninamir Funding, Inc. The agreement began on January 15, 2000.

The SEC has alleged the funds received by the Company for the consulting services were from sales of unregistered securities by the former chief executive officer, Scott Kelly, and by other parties including the Company's former outside counsel. During the year ended May 31, 2001, the Company
determined  no  consulting   services  were  performed  and  have  reversed  the
consulting revenue and deferred revenue and recorded $979,000 as advances and $875,000 as notes payable as of May 31, 2000.

Gains on Sales of Subsidiaries

The SEC also alleged the funds received by the Company from the sale of two of its subsidiaries were from the sales of unregistered securities by the former chief executive officer, Scott Kelly, and by other parties including the Company's former outside counsel. The Company's financial statements as of May 31, 2000 have been adjusted to reverse gains on the sales of two of its subsidiaries. The Company recorded a gain of $1,197,000 on the sale of VirtualWagering.com for $1,200,000 and a gain of $496,030 for the sale of three Pokemon web sites for $500,000. The Company determined that the proceeds will be reclassified as shareholder advances and the subsidiaries will be written off as of May 31, 2000. The $1,200,000 has been restated as an advance and the $500,000 has been restated as a note payable.

Investments, Available for Sale - VLDC and Digital

The Company's financial statements as of May 31, 2000 have been adjusted to record the value of its Investments, available for sale to $2,939,798 from $22,981,842.

As of May 31, 2000, the Company recorded its 5,175,000 shares of common stock in VLDC at its then market price of $2.50 or $12,937,500. The Company's basis in VLDC was $1,374,364. The market price of VLDC was $.875 on May 30, 2000 and $1.05 on June 1, 2000. The SEC alleges that certain individuals, including former CEO Scott Kelly, manipulated the price of VLDC by buying large volumes of the stock as of May 30 and May 31, 2000 to inflate the Company's balance sheet and other comprehensive income. The shares of VLDC were restricted as well as thinly traded and should have been recorded at a discount. The Company still holds on hand all 5,175,000 shares of VLDC. As of September 28, 2001, VLDC was trading at $.02 per share and had minimal trading activity. The average daily volume for the year 2001 through September was approximately 3,000 shares per day Due to the restrictions and the fact VLDC is thinly traded, the Company recorded an 80% discount on the security in the year ended May 30, 2000. The adjusted value of VLDC as of May 31, 2000 was $.175 per share or $905,625.

As of May 31, 2000, the Company recorded its 4,875,000 shares of common stock in Digital Bridge, Inc. ("Digital") at its then market price of $1.875 or $9,140,625. The SEC alleges that certain individuals, including former CEO Scott Kelly, manipulated the price of Digital by buying large volumes of the stock as of May 31, 2000 to inflate the Company's balance sheet and other comprehensive income. The Company currently holds 9,580,000 shares of Digital. The Company received 5,500,000 shares of Digital in December 2000 that were released from an escrow account. The 5,500,000 shares of Digital were to be registered and distributed to Company shareholders as a stock distribution. The shares were not registered or distributed. The Company controlled these shares as of May 31, 2000. Accordingly, the Company will record its investment in Digital under the equity method as of May 31, 2000. As of May 31, 2000, the Company recorded its investment in Digital at cost of $453,060 less its share of Digital's losses of $58,525 through March 31, 2000. The Company restated its financial statements as of May 31, 2000 to record Digital under the equity method. Accordingly, the Digital investment as of May 31, 2000 has been restated to $394,535 and the Company has reversed investments, available for sale by $9,140,625. The corresponding deferred taxes and other comprehensive income have also been reversed.

Trading Investments - VLDC

As of May 31, 2000, the Company recorded its 302,773 free trading shares of VLDC as trading securities at its then market price of $2.50 or $756,933. The VLDC stock is thinly traded and the Company has recorded a discount of 80% and has restated its investment in VLDC trading securities to $52,985 as of May 31, 2000. The Company currently holds all 302,773 shares of VLDC as of September 28, 2001.

Sale of Common Stock

The SEC has alleged that the sale of stock as of May 31, 1999 were from funds received by the Company from the sales of unregistered securities by the former chief executive officer, Scott Kelly, and by other parties. In April 1999, the Company received $2,000,000 from the father in-law of former CEO Scott Kelly, during the year ended May 31, 1999. The $2,000,000 was originally recorded as common stock and has been restated as advances. The Company never issued stock for the $2,000,000 received. Accordingly, the Company has reduced its common stock by $2,000,000 and recorded advances of $2,000,000 as of May 31, 1999.

The effects of the restatements are as follows:


                                                              As previously
                For the Year Ended May 31, 2000                  reported            As Restated
         -----------------------------------------------     -----------------     ----------------

         Balance sheet:
           Marketable securities held for trading                   $ 810,247             $ 81,021
           Marketable securities available for sale                22,981,842            1,177,936
           Equity investments                                         903,051            1,297,586
           Advances                                                         -            4,179,167
           Income taxes payable 2                                   3,145,000             (58,000)
           Deferred income taxes                                    6,477,487                    -
           Deferred revenue                                           854,167                    -
           Notes payable                                                    -            1,393,586
           Common stock 1                                           5,242,138            3,469,103
           Retained earnings (deficit)                              2,127,921           (4,189,600)
           Accumulated other comprehensive income
             (loss)                                                12,150,421            (468,739)

         Statement of operations:
           Consulting revenue                                       7,379,856            2,995,454
           Interest income (expense), net                               1,301            (244,250)
           Stock dividend income                                      903,717                    -
           Trading gains (losses)                                   (1,182,984)          (690,828)
           Unrealized gains (losses)                                (2,894,811)          (211,084)
           Equity in losses of unconsolidated
             Subsidiaries                                           (150,574)            (209,099)
           Gains on sale of subsidiaries                            1,693,030                    -
           Provision (benefit) for income taxes                     1,278,000             (46,841)
           Net income (loss)                                        1,936,457          (4,381,064)

         Other comprehensive income:
           Unrealized gain on marketable securities
             Available for sale, net of tax                        12,150,421            (468,739)
             Comprehensive income (loss)                           14,086,878          (4,849,803)

           Net income (loss) per share                                  $0.17             $ (0.39)
           Comprehensive income (loss) per share                        $1.27             $ (0.44)


         1  Common stock is adjusted as of May 31, 1999.
         2  Included in other current assets as of May 31, 1999.

NOTE 3. GOING CONCERN

At May 31, 2000, the Company had significant liabilities and an accumulated deficit. The Company has significantly reduced its operations and currently has two employees, but is still in the process of identifying equity security investments. The Company has limited resources to invest in target companies that are within its strategic focus. To enable the Company to pursue opportunities, the Company's management expects to settle certain significant liabilities with various parties. There can be no assurance that the Company will be successful in settling those obligations and will have reduced operations until those liabilities are settled. The Company may be required to adjust its current course of action, or to cease operations and liquidate. As a result of the foregoing, there is substantial doubt about the Company's ability to continue as going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. ACQUISITIONS

During the fiscal year 2000, the Company entered into a stock purchase agreement with Investor Packages ("Investor") and Market Awareness Consultants purchasing all the outstanding stock of these private companies. The purchase prices were $500,000 and $171,600, payable in the Company's stock, respectively. The Company issued 29,412 and 15,000 shares, respectively, for each entity.

Also during the fiscal year 2000 the Company finalized an asset purchase agreement with Sierra Net, Inc., an Internet service provider, servicing parts of California and Nevada. Total consideration for this purchase consisted of $450,000 in cash and the issuance of 153,846 shares of the Company's common stock.

The acquisitions during fiscal 2000 have been accounted for using the purchase method, and accordingly the purchase prices have been allocated to the assets purchased and liabilities assumed upon their fair values at the dates of acquisition.

The purchase price for these acquisitions were allocated as follows:

                                                   Market
                               Investor           Awareness
                               Packages          Consultants       Sierra Net,
                                                                       Inc.
                            ----------------    --------------    --------------
           Web sites              $ 500,000         $ 171,600            $     -
           Customer lists                 -                 -          1,800,000
           Goodwill                       -                 -          1,200,000
                            ----------------    --------------    --------------
           Purchase price         $ 500,000         $ 171,600        $ 3,000,000
                            ================    ==============    ==============

At the time of acquisition, the Company determined its goodwill and other intangibles were impaired and recorded a charge of $3,671,000.

NOTE 5. PROPERTY AND EQUIPMENT

         The Company's property and equipment consists of the following at May 31, 2000 and 1999:

                                                   May 31,       May 31, 1999
                                                    2000
                                                 ------------    --------------
           Computers                                $ 71,948          $ 16,613
           Furniture and fixtures                     27,550             8,042
                                                 ------------    --------------
                                                      99,498            24,655
           Less:  accumulated depreciation          (20,088)           (4,071)
                                                 ------------    --------------
                                                    $ 79,410          $ 20,584
                                                 ============    ==============

Depreciation expense amounted to approximately $16,000 and $4,000 in the years ended May 31, 2000 and 1999, respectively.

NOTE 6. INVESTMENTS, AVAILABLE FOR SALE

As of May 31, 2000, the Company recorded its 4,875,000 restricted shares of common stock of VLDC at $905,625 and recorded an unrealized loss of $468,739 through other comprehensive income (loss). This represents a significant discount from the market value as of May 31, 2000 due to VLDC being thinly traded.

The Company recorded its investments in BCS and Technologies at $272,311. This value is based upon cash proceeds and the remaining market value of unsold shares as of September 2001.

NOTE 7. EQUITY METHOD

The Company's interest in Digital is in excess of 20%, accordingly, the Company accounts for this investment under the equity method. As of May 31, 2000, the Company recorded $58,525 in equity in loss of unconsolidated subsidiary. The Company's carrying amount of Digital was $394,535 as of May 31, 2000.

During the year ended May 31, 2000, the Company's share of the losses in its other equity investments was $150,574.

NOTE 8. ADVANCES

As stated above, in September 2001, the Company received a complaint from the SEC that alleged, among other things, fraudulent transactions where the Company recorded consulting revenue and gains from the sale of subsidiaries. The Company did receive money for certain transactions that have been restated as follows:

* In April 1999, the Company received $2,000,000 which was originally recorded as common stock and has been restated as advances. The Company never issued stock for the $2,000,000 received. The Company has imputed interest expense at 9% and recorded $180,000 in interest expense for the year ending May 31, 2000.

* The Company received $1,200,000 from Ninamir for the sale of the Company's wholly owned subsidiary Virtualwagering.com during the year ended May 31, 2000. The Company originally recorded a gain of $1,197,000 on the sale of Virtualwagering.com. The $1,200,000 has been restated as advances and the gain reversed as of May 31, 2000. The Company imputed interest expense at 9% and recorded $26,926 in interest expense for the year ended May 31, 2000.

* The Company previously recorded $500,000 from the sale of three Pokemon websites during the year ended May 31, 2000. The Company originally recorded a gain of $496,000 on the sale of the websites. The $500,000 has been restated as a note payable to Global Capital Concepts as of May 31, 2000 and the gain reversed. The Company recorded $986 in interest expense at 9% for the year ended May 31, 2000.

* The Company received $1,000,000 from Ninamir and recorded consulting revenue of $145,833 and deferred revenue of $854,167. The deferred revenue of $854,167 has been restated as advances and $125,000 has been reversed as consulting revenue and has been restated as advances and the Company imputed interest at 9% and recorded interest expense of $20,039 as of May 31, 2000.

* The Company received $875,000 and previously recorded consulting revenue. The consulting revenue of $875,000 has been restated as notes payable and the Company recorded interest at 9% and recorded interest expense of $17,600 as of May 31, 2000. See Note 9 notes payable for the notes payable to Global Capital Concepts $200,000, Silverado $200,000, and Global Capital Concepts $475,000.

NOTE 9. NOTES PAYABLE

On August 31, 1999, the Company entered into a promissory note with Global Capital Concepts for $200,000. The promissory note matures on August 31, 2000 and is currently past due as of September 28, 2001 and bears interest at 9% payable at maturity.

On January 6, 2000, the Company entered into a promissory note with Silverado for $200,000. The promissory note matures on January 6, 2001 and is currently past due as of September 28, 2001 and bears interest at 9% payable at maturity.

On February 15, 2000, the Company entered into a promissory note with Global Capital Concepts for $475,000. The promissory note matures on February 15, 2001 and is currently past due as of September 28, 2001 and bears interest at 9% payable at maturity.

On May 23, 2000, the Company entered into a promissory note with Global Capital Concepts for $500,000. The promissory note matures on May 23, 2001 and is currently past due as of September 28, 2001 and bears interest at 9% payable at maturity.

NOTE 10. INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets as of May 31, 2000 is as follows:

         Net operating loss carryforward                         $  40,000
         Loss on write-off of investments and impairment         1,496,000
                                                             --------------
                                                             --------------
         Gross deferred tax assets                               1,536,000
         Valuation allowance                                   (1,536,000)
                                                             --------------
                                                             --------------
         Net deferred tax asset                                    $     -
                                                             ==============
                                                             ==============


At May 31, 2000, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

For the years ended May 31, 2000 and 1999, the income tax benefit determined by applying the statutory income tax rate to pre-tax loss differs from the actual benefit as follows:


                                                         2000            1999
                                                     --------------  -----------
 Provision (benefit) for income tax at statutory rate$ (1,490,000)    $ 111,309
 State taxes                                                     -       15,390
 Change in deferred tax asset valuation allowance        1,536,000            -
 Other                                                    (46,000)        1,991
                                                     --------------  -----------
                                                     --------------  -----------
                                                            $    -    $ 128,690
                                                     ==============  ===========

At May 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $120,000 which, if not utilized, will expire in the year 2020.

NOTE 11. PREFERRED STOCK

The Company is authorized to issue up to 10 million shares of preferred stock, with rights and privileges to be determined by the Board of Directors. No preferred shares were issued or outstanding as of May 31, 2000.

NOTE 12. RELATED PARTY TRANSACTIONS

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

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended May 31, 2000, the Company had the following non-cash transactions: the Company issued 29,412 shares of common stock for the acquisition of Investor. The Company issued 15,000 shares of common stock for the acquisition of Market Awareness Consultants, and 153,846 shares of common stock to Sierra Net, Inc. valued at $3,221,600.

NOTE 14 - CONTINGENCIES

On September 6, 2000, M&A West filed a lawsuit against ISP.Net LLC, John Kozik, James Hollis, Ostrander Burch & Company, Inc., David B. Allen, and Michael Montgomery, docketed as case number 414149 in the Superior Court of California in the County of San Mateo. M&A West alleged breach of contract and various other actions involving (1) an agency agreement where Ostrander Burch and David Allen served as the agent for M&A West's purchase of SierraNet, and (2) the acquisition of SierraNet by M&A West. In January 2001, the disputes were split up between Ostrander Burch & Company and David B. Allen; and ISP.Net, LLC, James Hollis, and Michael Montgomery. The action involving ISP.Net, LLC, John Kozik, and Michael Montgomery was settled in May 2001 with the parties rescinding the sale of SierraNet. The action involving Ostrander Burch & Company and David B. Allen settled in July 2001 with M&A West agreeing to transfer 125,000 shares of its Digital Bridge, Inc. common stock.

In January 2001, four class-action lawsuits were filed against M&A West, Scott Kelly and Sal Censoprano in the United States District Court of the Northern District of California docketed as case numbers C-01-0046-BZ, C-01-0033-MEJ, C-01-0485-EDL, and C-01-0502-MEJ. These lawsuits allege a fraudulent scheme and course of business, false and misleading financial statements and press releases, as well as other causes of action. The plaintiffs attorneys have consolidated these lawsuits into one action. M&A West is unable to determine the relief sought by these lawsuits at this time.

On January 11, 2001, Isa Fowler, Peter Messore, Christine LaCapria, Greg Miller and John Adubato filed a lawsuit against M&A West and Scott Kelly, docketed as case number L245-01 in the Superior Court of New Jersey for the Law Division of Monmouth County. The suit alleges breach of contract, fraud and misrepresentation, and various other causes of action arising out of their termination of employment with M&A West. M&A West has been unable to determine the relief sought in this action.

In September 2001, the SEC filed suit against the Company alleging that the Company, either directly or as a control person or an aider and abettor, violated various securities laws. The SEC may seek the following:

* a permanent injunction prohibiting future violations of various provisions of the Securities Act, Exchange Act, Investment Company Act and Rules thereunder;

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

In addition to the litigation discussed above, M&A West, in the ordinary course of business, is a defendant in various lawsuits. In those cases, M&A West is vigorously defending itself.