Form 10KSB
period 2001-05-31
M & A WEST INC
filed 2001-10-17
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended May 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ___________ to_____________.

                          Commission File No.: 0-21955

                                M & A West, Inc.
             (Exact name of registrant as specified in its charter)

         Colorado                                          84-1356427
--------------------------------             -----------------------------------
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

                                      None
           ----------------------------------------------------------
           Securities to be registered under Section 12(b) of the Act

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

                                      INDEX
                                   FORM 10-KSB
                             YEAR-ENDED May 31, 2001

 Item  Description                                                   Page Number

1      Description of Business................................................3
2      Properties.............................................................6
3      Legal Proceedings......................................................6
4      Submission of Matters to Vote of Security Holders......................6
5      Market for Registrants Common Equity and Related
       Stockholder Matters....................................................6
6      Management's Discussion and Analysis or Plan of Operations.............7
7      Financial Statements..................................................12
8      Changes in and Disagreements with Accountants on Accounting
       And Financial Disclosure..............................................12
9      Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(A) of the Exchange Act.....................12
10     Executive Compensation................................................14
11     Security Ownership of Certain Beneficial Owners and Management........15
12     Certain Relationships and Related Transaction.........................16
13     Exhibits and Reports on Form 8-K......................................16
       Signatures............................................................17
       Index to Financial Statements.........................................18
       Financial Statements      F-1

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

         M & A West, Inc. ("MAWI" or "the Company"), formerly Buffalo Capital IV, Ltd., is a Colorado corporation engaged in developing companies to operate independently of the Company, providing financial advisory services and in the trading of equity securities for its own account. On May 12, 1999, M & A West, a Nevada corporation, executed a stock transfer and exchange with Buffalo Capital IV, Ltd., a publicly traded "shell" company in a transaction more fully described below whereby M & A West became a wholly-owned subsidiary of Buffalo Capital IV, Ltd. Immediately after the transaction, Buffalo Capital IV, Ltd. changed its name to M & A West, Inc. All references to "the Company" in this report refer to M & A West, Inc., the Nevada corporation, prior to May 12, 1999, and to the consolidated entity since May 12, 1999.

         The Company develops, invests in, and operates Internet technology related companies. The strategy of the Company includes the internal development and operation of majority owned subsidiaries within the M & A West family, as well as the investments in other companies either directly by the Company, or through other venture capital arrangements. The Company's strategy also promotes opportunities for synergistic business relationships among the Internet companies within its portfolio.

         The Company was incorporated as a Nevada corporation in 1996 to provide guidance for small public companies and other companies wishing to enter the public markets to raise capital, raise awareness of their businesses and effect strategic mergers, acquisition and other business combinations. To provide clients with a complete package of services, the Company formed its Corporations Division in 1997 for effective public market strategies and followed with an Internet Marketing Division and Internet Technology Development Division. These divisions were terminated upon the closing of the Company's corporate offices in San Bruno, California in December 2000.

         The Company actively seeks business situations that present opportunities in the realm of the Internet and electronic business, as well as businesses that are not Internet related. The Company looks to invest in companies that have a demonstrable potential for success. The Company then brings talent in the areas of web commerce, marketing, finance and business development in an effort to guide and develop those companies. The Company seeks companies that compliment those in which it already has an investment so that these companies can, together, form an alliance.

         During the fiscal year ended May 31, 2001, the Company developed its majority-owned subsidiary, Venturelist.com, Inc. and filed a registration statement with the SEC for Venturelist.com to become a publicly-traded entity separate from M&A West. Pursuant to the registration statement, M&A West distributed approximately 2,225,000 shares of its Venturelist.com stock to Company stockholders of record on November 15, 2000. On August 13, 2001, the SEC declared the registration statement filed by Venturelist.com effective. Venturelist.com's transfer agent, OTC Stock Transfer, is handling the stock distribution.

         In April 2001, the Company formed its majority-owned subsidiary Digital Legal Office.com, Inc. to provide a secure and professional online document management service for the legal industry. Digital Legal Office anticipates that its users will have complete and total access to numerous information, ranging from case facts to correspondence, damages and settlements. Digital Legal Office plans to target small to medium-sized firms seeking order in their everyday documents management needs. Digital Legal Office's strategy is to become a leading provider for those seeking online documents management services.

         In April 2001, the Company entered into an agreement with ATAG, Inc., a manufacturer of sub-sea control systems for the oil and gas industry. Pursuant to the agreement, the Company paid ATAG $60,000 in consideration for 1,120,000 shares of ATAG common stock. The agreement contemplated the Company spinning off 900,000 shares of ATAG purchased by the Company to the Company's shareholders. Further, the agreement provided ATAG an option to pay the Company $75,000 for the return of 1,000,000 shares of ATAG by the Company which option has been extended to November 2001.

Business Strategy

         The Company's strategy is to develop companies within its market niche, as well as acquire an interest in companies where it believes it can realize substantial yield. The success factors include understanding, developing and applying information to the Internet, interactive media markets and data access and software tools; narrowing market focus while establishing strategic alliances to complement product and service offerings; investing in strategic Internet or interactive media investments; investing in non-Internet companies; or acquisitions.

         With respect to the businesses of MAWI, the Company will seek to expand its participation in the direct marketing of products and services, the Internet, interactive media industries and increase market share. The key elements of the strategy include the continued enhancement and expansion of the Company's products and services. The Company has invested significant resources in new subsidiaries or investments which seek to capitalize on opportunities for significant the growth. The Company intends to continue to pursue the growth in development of its technologies and services, and continue to introduce its products commercially. Additionally, the Company intends to continue to evaluate new opportunities to further its investment in opportunities to realize significant shareholder value through the sale of selected investments or technologies, or through separate subsidiaries selling a minority interest to third parties.

Sales and Marketing

         Until December 2000, the Company marketed its products and services through a marketing staff using both telemarketing and direct sales. Since December 2000, the Company has engaged in limited sales and marketing activities.

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

         The Company may also be affected by competition from licensees of its products and technology. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. We may also compete with online services and other Web site operators as well as traditional off-line media such as print and television. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations or financial condition.

Intellectual Property Rights

         The Company regards its software technologies, databases and database management software as proprietary. The Company depends on trade secrets for protection of its software.

Employees

         As of October 17, 2001 the Company employed a total of 2 persons on a full-time basis. The Company's employees are not represented by a labor union. The Company believes that its relations with its employees are good.


                                OTHER INFORMATION

In January 2000, Digital Bridge, Inc., a wholly owned subsidiary of the Company merged with Black Stallion Management, Inc. (a publicly traded company) in a stock for stock transaction. Following the merger, the Company's interest was reduced.

In January, the Company also entered into asset purchase agreements with InvestorPackages.com and Market Awareness Consultants. The purchase prices were $500,000 and $171,600 respectively, paid for in stock of the Company. See "Legal Proceedings."

On March 3, 2000, the Company finalized an asset purchase agreement with SierraNet.com (a Nevada corporation), an Internet Service Provider. The agreement makes SierraNet a wholly owned subsidiary of the Company servicing parts of California, Reno and Lake Tahoe. See "Legal Proceedings."

ITEM 2. - PROPERTIES

     The Company leases approximately 820 sq. ft. of its administrative, sales and operations space in Liberty, Texas, on a month to month basis from Patrick Greene, its CEO at the rate of $1,500 per month.

ITEM 3. - LEGAL PROCEEDINGS

     On September 6, 2000, M&A West filed a lawsuit against ISP.Net LLC, John Kozik, James Hollis, Ostrander Burch & Company, Inc., David B. Allen, and Michael Montgomery, docketed as case number 414149 in the Superior Court of California in the County of San Mateo. M&A West alleged breach of contract and various other actions involving (1) an agency agreement where Ostrander Burch and David Allen served as the agent for M&A West's purchase of SierraNet, and
(2) the acquisition of SierraNet by M&A West. In January 2001, the disputes were split up between Ostrander Burch & Company and David B. Allen; and ISP.Net, LLC, James Hollis, and Michael Montgomery. The action involving ISP.Net, LLC, John Kozik, and Michael Montgomery was settled in May 2001 with the parties rescinding the sale of SierraNet. The settlement allowed SierraNet to keep $450,000 received by the Company, but required the return of shares of Company common stock. The action involving Ostrander Burch & Company and David B. Allen settled in July 2001 with M&A West agreeing to transfer 125,000 shares of its Digital Bridge, Inc. common stock.

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

     In August 2001, the Company entered into a settlement agreement and mutual release with Steve Bauman, the former Chief Executive Officer and President of Venturelist.com, Inc. Pursuant to the agreement, the Company transferred 250,000 shares of its Digital Bridge common stock for the release of any obligations under an employment agreement.

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

                                                 High                  Low

Quarter-ended May 31, 1999 (4th)                   10                 9.125
Quarter-ended August 31, 1999 (1st)             6.125                  5.75
Quarter-ended November 30, 1999 (2nd)           5.875                 5.375
Quarter-ended February 29, 2000 (3rd)              16                15.313
Quarter-ended May 31, 2001 (4th)                 8.75                 7.125

Quarter  ended  August 31,  2000 (1st)          10.00                 3.938
Quarter  ended  November  30, 2000 (2nd)        6.625                  .875
Quarter ended February 28, 2001 (3rd)            .875                  .225
Quarter ended May 31, 2001 (4th)                  .23                   .08

         As of October 17, 2001, the Company's common stock was held of record by 38 approximately persons.

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

M&A West, Inc. (the "Company") is engaged in developing companies to operate independently of the Company, providing financial advisory services and the trading of equity securities for its own account.

YEAR ENDED May 31, 2001 COMPARED TO THE YEAR ENDED MAY 31, 1999 AND MAY 31,1998

Net revenues for the year ended May 31, 2001 increased by $6,777,769 or 1,125% to $ 7,379,856 from $602,087 for the corresponding period of the prior year. Consulting revenues increased by $6,777,769 to $7,379,856 from $602,087 for the corresponding period of the prior year. Internet service provider revenues of $247,116 represent a new source of revenue for the Company. Revenues for the period ended May 31, 1998 totaled $ 97,033.

Selling, general and administrative expenses for the year ended May 31, 2001 increased by $1,153,275 or 77% to $2,651,398 from $1,498,123 for the corresponding period of the prior year. The increase is attributable to an increase in advertising expense of $196,835, employment and payroll expenses of $266,059 and an increase of $690,381 in general and administrative expenses. Selling, general and administrative expenses will continue to grow as the Company adds new personnel to assist with its growing portfolio of companies and to reduce its dependency on outside consultants. In addition. As the Company's incubator firms grow, the Company's advertising budget will increase as these companies bring their products to market. Selling, general and administrative expenses for the year ended May 31, 1998 totaled $ 50,431.

Interest income for the year ended May 31, 2001 increased by $937 or 257% to $1,301 from $364 for the corresponding period of the prior year. This increase resulted from increased activity in the Company's brokerage account. There was no interest income for the year ended May 31, 1998.

Equity losses of affiliates resulted from the Company's ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company's proportionate share of each affiliate's operating losses and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in equity and losses of affiliates. Equity in losses of affiliates for the year ended May 31, 2001 totaled $ 150,574 from the Company's ownership in Shakai Racing, Inc. and Ronlan Entertainment, Inc. an increase of $113,204 or 302% from $37,370 for the corresponding period of the prior year. There was no activity for the year ended May 31, 1998. The Company expects its portfolio companies to invest in development of their products and services, often producing and to recognize operating losses, which will result in future charges against the Company's earnings.

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

Net income before taxes for the year ended May 31, 2001 increased by $ 2,929,050 to $3,214,457 from $285,407 for the corresponding period of the prior year and $61,947 for the year ended May 31, 1998. For the year ended May 31, 2001 the Company recorded a tax provision of $ 1,278,000 or approximately 40% reducing net income to $ 1,936,457. The provision for the prior year was $ 128,690 or approximately 45% and $ 27,200 for the year ended May 31, 1998. The rate was slightly lower for the year ended May 31, 2001 because a portion of the income was eligible for capital gain rates.

Other comprehensive income reflects the unrealized gain or loss, net of tax, on the Company's investment portfolio. For the year ended May 31, 2001, the Company reported income net of taxes of $ 12,150,421 from unrealized gain on available for sale securities held in the Company's investment portfolio. There was no comprehensive income for the corresponding period of the two prior years. As a result of this other comprehensive income, the gain on sale of subsidiaries, and the increase in consulting revenues, the Company had comprehensive income of $ 14,086,878 for the year ended May 31, 2001 compared with $156,717 for the corresponding period of the prior year and $34,747 for the year ended May 31, 1998.

Liquidity and Capital Resources

At May 31, 2001 the Company had working capital of $ 15,536,210 including cash of $ 1,151,546. This compares with working capital of $2,179,308 including cash of $ 1,141,813 for the corresponding period of the prior year and working capital of $46,493 including cash of $(866) for the year ended May 31, 1998.

Cash flows from operating activities increased to $ 1,339,568 from cash used in operations of $ (63,142) for the corresponding period of the prior year. This change resulted from the increase in consulting revenues and the gain on sale of subsidiaries which was partially offset by operating assets and operating liabilities. For the year ended May 31, 1998 cash flows from operations was $(758).

Cash used in investing activities totaled $(957,995) for the year ended May 31, 2001. This resulted from a net purchase of investments of $ 3,259,664 and equipment of $ 74,843 offset by proceeds from sales of investments of $ 2,376,512. For the corresponding period of the prior year the Company had $(795,045) of cash used by its investing activities. This resulted from a net purchase of investments of $ 790,928 and equipment of $ 4,117.There was no cash flow from investing activities for the year ended May 31, 1998.

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

Going Concern Opinion-The Company's auditor issued a going concern opinion due the Company's significant liabilities and accumulated deficit. As a result of the foregoing, there is substantial doubt about the Company's ability to continue as a going concern.

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

Class Action Lawsuits Against M&A West Raise Doubts About the Continued Existence of M&A West - M&A West has been named as a defendant in four class action lawsuits and as a defendant in another suit and there can be no assurance that M&A West will have the capital to fund its continued operations. The class action lawsuits allege securities fraud primarily involving the issuance of materially false and misleading financial statements in violation of generally accepted accounting principles. The other suit relates to employment issues. The foregoing lawsuits represent substantial risks to M&A West, and may ultimately affect its continued existence.

Lawsuit by the SEC Against the Company and On-Going Investigation By the U.S. Department of Justice Raise Concerns About Potential Liability and Actions Against M&A West Which Are Likely to Affect Its Continued Existence-There is a lawsuit brought by the SEC and an on-going investigation by the U.S. Department of Justice of M&A West and various people formerly involved with M&A West. The SEC's complaint states various causes of action against the Company and it is likely that M&A West will incur legal expenses and it is possible that M&A West will be subject to fines. The expenses incurred by M&A West in connection with these matters reduces the chances that M&A West will continued its operations.

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

Dependence on Key Personnel - The Company's performance is substantially dependent on the performance of its executive officer, Pat Greene and his assistant, Kris Lafour. The loss of the services of Mr. Greene or Mr. Lafour could have a material adverse effect on its business, results of operations or financial condition. Competition for talented personnel is intense, and there can be no assurance that the Company will be able to retain or motivate other highly qualified technical and managerial personnel in the future.

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

* The Company initially disagreed with the amortization period Hood & Strong belived appropriate for the goodwill related to the acquisition of Sierra Net.

*    The  Company  initially   disagreed  with  Hood  &  Strong's  opinion  that
     marketable equity securities at May 31, 2000, should be valued in accordance with FAS 115.

* The Company initially disagreed with Hood & Strong's opinion that losses on the sale of equity securities received for consulting services should be recorded as trading losses.

On December 22, 2000, Hood & Strong advised the Company that information had come to the accountant's attention that caused it to conclude that its opinion on the financial statements dated August 3, 2000 for the year ended May 31, 2000 cannot be relied upon. Accordingly, Hood & Strong withdrew its auditors report. The Company reduced the revenues that were stated for the year ended May 31, 2000 and the quarter ended August 31, 2000.

         On December 27, 2000, the Registrant engaged Malone & Bailey PLLC as its independent accountants for the fiscal year ended May 31, 2000. During the two most recent fiscal years and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey PLLC did not furnish a letter to the Commission.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers currently serving the Company are as follows:

 Name                       Age        Positions Held and Tenure
------                     -----      ---------------------------
Pat Greene                 58         CEO, Secretary & Chairman of the Board

     The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

     The director and officer will devote full time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

     Patrick R. Greene has served as the Chief Executive Officer and Chairman of M&A West since January 2001. Mr. Greene has served as the secretary and director of Venturelist since February 2001. In April 1997 Mr. Greene founded PinkMonkey.com, Inc., a digital publisher of educational study guides, and served as the Chief Executive Officer and Chairman of the Board until August 1999. Since August 1999, Mr. Greene has remained a director of PinkMonkey.com. In December 2000, Mr. Greene entered into a stipulation and consent order, whereby Mr. Greene neither admitted or denied any allegations regarding violations of the federal securities laws. Pursuant to the order, Mr. Greene is permanently restrained and enjoined from violating Section 10(b) of the Exchange Act and Commission Rule 10b-5 and Mr. Greene agreed to pay a civil penalty of $20,000. From January 1994 through March 1997, Mr. Greene served as a consultant to several large companies in South Asia and the Middle East. From 1969 through 1984, Mr. Greene served as a regional corporate finance manger for Cogan, Berlin, Weill and Levitt/Shearson Hammill. Prior thereto, Mr. Greene specialized in auditing and computer systems for Touche Ross, now Deloitte & Touche, LLP. Mr. Greene is a graduate of Texas A&M University and is a certified public accountant

Recent Developments

         On January 5, 2001, Scott Kelly resigned as the president, chief executive officer and chairman of the board of M&A West. In January 2001, Patrick R. Greene became the chief executive officer and chairman of the board of M&A West. As of March 20, 2001, First Security Bank was transferred approximately 5 million shares from the Kelly Family Trust pursuant to a stock pledge agreement with Mr. Kelly and the Kelly Family Trust. On January 11, 2001, Sal Censoprano resigned as the chief financial officer, secretary and director of M&A West. On February 21, 2001, Mr. Censoprano resigned as treasurer, secretary and director of Venturelist, our majority-owned subsidiary. In February 2001, Patrick R. Greene became the secretary and director of Venturelist and Kris Lafour became a director. On July 9, 2001, Steve Bauman resigned as the president, chief executive officer and as a director of Venturelist at which time Kris Lafour was elected to serve as president. See "Legal Proceedings."

ITEM 10.  EXECUTIVE COMPENSATION

         The Compensation payable to the Company's officer and director for the current fiscal year is as follows:

Name                                Fiscal Year  Annual Salary

Patrick R. Greene, Chief Executive  2000-2001      $108,000
Officer and Secretary

Scott Kelly, Chief Executive        2000-2001      $101,665
Officer

     Mr. Greene is employed for a period of three years, expiring in February 2004. Mr. Greene receives a salary of $7,500 per month and reimbursements for office space of $1,500 per month. None of the Company's officers received compensation from the Company during the fiscal year of 1999.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to the Company or written representations from the Company's director and executive officer during the fiscal year ended May 31, 2001, all Section 16(a) filing requirements applicable to its director, officer and 10% holders for such year were complied with.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of October 17, 2000 the number of shares of common stock owned of record and beneficially by executive officers, directors, persons who hold 5% or more of the outstanding common stock of the Company, and by all officers and directors as a group:

Name                          Number of shares                       Percent of
and Address                   Owned Beneficially                     Class Owned
--------------               ---------------------                   -----------

Patrick R. Greene
1519 Edgewood                      4,116,357(1)                          36.9%
Liberty, Texas 77575

Wells Fargo Bank                      4,984,600                          44.3%

Administrative Systems
 Corporation, a Nevada
 corporation                          1,647,500                          14.6%

The Newman Company
 1325 Airmobile Way
 Suite 175
 Reno, NV  89502                        986,220                          8.76%

Zacco Equities, Ltd.
P. O. Box 116
Road Town Tortola
British Virgin Islands                  905,015                          8.07%

All Officers and directors
as a group (1 in number)              4,116,357(1)                       36.9%

(1) Patrick Greene has a voting agreement with Administrative Systems Corporation, The Neuman Company, Global Capital Concepts, Inc., Zacco Equities, Ltd. and Realtec where Mr. Greene has the right to vote these shares.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Patrick Greene, the Company's former Chief Executive Officer and Chairman, is the owner of the building which housed the Company's principal headquarters and leased the building to the Company since February 2001. The Company leases approximately 820 sq. ft. of office space and equipment from Mr. Greene for $1,500 per month.

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

     10.1 Employment agreement with Patrick Greene (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on behalf of the Company on March 15, 2001).

     10.2 Promissory Note with Realtec, Ltd (incorporated by reference to Form 10QSB filed with the Securities and Exchange Commission on behalf of the Company on April 26, 2001).

     10.3 Security Agreement (incorporated by reference to Form 10QSB filed with the Securities and Exchange Commission on behalf of the Company on April 26, 2001).

     (b)          Reports on Form 8-K

     On March 15, 2001, the Company filed a report on Form 8-K relating to Patrick R. Greene entering into a three year employment contract with the Company to serve as its Chief Executive Officer.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      M & A West, Inc.

                                      By: /s/ Patrick R. Greene
                                         ---------------------------------------
                                      (Principal Executive Officer and Director)
Date: October 17, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Name                     Title                                       Date
------                   -------                                     ------

/s/ Patrick R. Greene
______________________   Chairman of the Board, Chief           October 17, 2001
Patrick R. Greene        Executive Officer and Secretary

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
M&A West, Inc.

We have audited the accompanying balance sheet of M&A West, Inc. as of May 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M&A West, Inc. as of May 31, 2001, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

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


/s/ Malone & Bailey, PLLC
Houston, Texas

September 28, 2001

                                 M&A WEST, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    May 31,
                                                                      2001
                                                                 ---------------

     ASSETS

     Current assets:
       Cash and cash equivalents                                      $ 22,423
       Investments, available for sale                                 147,602
       Other current assets                                             58,000
                                                                 ---------------
         Total current assets                                          228,025

     Long-term investments                                              60,000
                                                                 ---------------
                                                                     $ 288,025
                                                                 ===============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
       Accounts payable and accrued liabilities                      $ 139,637
       Advances                                                      4,179,167
       Line of credit                                                  250,000
       Notes payable                                                 1,993,054
                                                                 ---------------
         Total current liabilities                                   6,561,858
                                                                 ---------------

     Commitments and contingencies

     Stockholders' deficit:
       Common stock, no par, 100,000,000 shares
         authorized:  11,122,758 shares issued and outstanding:      3,845,228
       Accumulated deficit                                         (8,372,857)
       Accumulated other comprehensive loss                        (1,374,364)
                                                                 ---------------
                                                                   (5,901,993)
     Less: Treasury shares, at cost                                  (371,840)
                                                                 ---------------
                                                                 ---------------
                                                                   (6,273,833)
                                                                 ---------------
                                                                 ---------------
                                                                     $ 288,025
                                                                 ===============
                                                                 ===============


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                 M&A WEST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year ended May 31,
                                                                 2001                2000
                                                           ------------------   ----------------

                                                                                  (As Restated)
     Revenue:
         Consulting                                                $  1,461        $ 2,995,454
         Internet service provider                                  893,352            116,320
                                                           ------------------   ----------------
           Total revenue                                            894,813          3,111,774
     Cost of sales - Internet service provider                      507,355                  -
                                                           ------------------   ----------------
     Gross profit                                                   387,458          3,111,774

     Selling, general and administrative                          2,738,230          2,512,818
     Impairment                                                      41,255          3,671,600
                                                           ------------------   ----------------
     Income (loss) from operations                              (2,392,027)        (3,072,644)
     Other income (expense):
       Trading losses                                              (46,482)          (690,828)
       Interest expense, net                                      (547,312)          (244,250)
       Unrealized losses                                                  -          (211,084)
       Equity in losses of unconsolidated subsidiaries          (1,268,399)          (209,099)
       Loss on sale of equipment                                   (38,155)                  -
       Gain on sale of subsidiary                                   109,118                  -
                                                           ------------------   ----------------
                                                                (1,791,230)        (1,355,261)
                                                           ------------------   ----------------

     Loss before provision for income taxes                     (4,183,257)        (4,427,905)
     Benefit for income taxes                                             -           (46,841)
                                                           ------------------   ----------------
     Net loss                                                   (4,183,257)        (4,381,064)
     Comprehensive loss:
     Unrealized losses on available for sale securities           (905,625)          (468,739)
                                                           ------------------   ----------------
     Comprehensive loss                                       $ (5,088,882)       $(4,849,803)
                                                           ==================   ================

     Basic net loss per common share                               $ (0.38)           $ (0.39)
                                                           ==================   ================

     Weighted average shares outstanding                         11,122,758         11,096,764
                                                           ==================   ================





               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                 M&A WEST, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                          Accumulated
                                                                                             other
                                                                        Accumulated      comprehensive
                                              Common Stock                 deficit           income       Treasury stock
                                      ------------------------------  ----------------- ----------------- ---------------
                                          Shares          Amount                                                              A
                                      -------------- ---------------  ----------------- ----------------- ---------------


      Balance at May 31, 1999           11,000,000       $  20,538           $191,464             $   -           $   -
      Issuance of common stock in
      Connection with acquisitions         198,258       3,221,600                  -                 -               -
      Repurchased 75,500 shares of
      treasury stock, at cost             (75,500)               -                  -                 -       (371,840)
      Imputed interest on advances               -         226,965                  -                 -               -
      Net loss                                   -               -        (4,381,064)                 -               -
      Unrealized loss on
      investments                                -               -                  -         (468,739)               -
                                      -------------- ---------------  ----------------- ----------------- ---------------
                                      -------------- ---------------  ----------------- ----------------- ---------------
      Balance at May 31, 2000           11,122,758       3,469,103        (4,189,600)         (468,739)       (371,840)
                                                                      ----------------- ----------------- ---------------
                                      -------------- ---------------  ----------------- ----------------- ---------------
      Imputed interest on advances               -         376,125                  -                 -               -
      Net loss                                   -               -        (4,183,257)                 -               -
      Unrealized loss on
      investments                                -               -                  -         (905,625)               -
                                      -------------- ---------------  ----------------- ----------------- ---------------
                                      -------------- ---------------  ----------------- ----------------- ---------------
      Balance at May 31, 2001           11,122,758     $ 3,845,228      $ (8,372,857)      $(1,374,364)     $ (371,840)
                                      ============== ===============  ================= ================= ===============
                                      ============== ===============  ================= ================= ===============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                 M&A WEST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                             Years ended May 31,
                                                                                      -----------------------------------
                                                                                           2001               2000
                                                                                      -----------------------------------
                                                                                                          (As Restated)


     Cash flows from operating activities:
       Net loss                                                                        $ (4,183,257)      $ (4,381,064)
       Adjustments to reconcile net income to net cash
         Provided by (used in) operating activities:
           Bad debt                                                                          158,754                  -
           Non-operating (gains) losses on investments                                        46,482            660,522
           Equity in loss of unconsolidated subsidiary                                     1,268,399            209,099
           Depreciation and amortization                                                      38,155             15,697
           Gain on divestiture of subsidiary                                               (109,118)                  -
           Deferred income taxes                                                                   -             12,110
           Imputed interest on advances                                                      376,125            226,925
           Impairment                                                                         41,255          3,671,600
           Changes in operating assets and liabilities, excluding effects from
           Acquisitions and divestitures of subsidiaries:
           Other current assets                                                               34,468          (175,222)
           Accounts payable and accrued expenses                                             112,593          (562,995)
           Income taxes                                                                            -          (226,000)
                                                                                      ----------------   ----------------
             Net cash provided by (used in) operating activities                         (2,216,144)          (549,328)
                                                                                      ----------------   ----------------

     Cash flows from investing activities:
       Purchase of equipment                                                                       -           (74,843)
       Proceeds from investment sales                                                        464,604            754,668
       Purchase of investments, net                                                        (227,051)        (3,322,037)
                                                                                      ----------------   ----------------
             Net cash used in  investing activities                                          237,553        (2,641,852)
                                                                                      ----------------   ----------------

     Cash flows from financing activities:
       Purchase of treasury stock                                                                  -          (371,840)
       Advances                                                                                    -          2,179,167
       Net (payments) proceeds on line of credit                                             250,000                  -
       Proceeds from notes payable                                                           599,468          1,393,586
                                                                                      ----------------   ----------------
             Net cash provided by financing activities                                       849,468          3,200,913
                                                                                      ----------------   ----------------

     Net increase (decrease) in cash and cash equivalents                                (1,129,123)              9,733
     Cash and cash equivalents at beginning of period                                      1,151,546          1,141,813
                                                                                      ----------------   ----------------
     Cash and cash equivalents at end of period                                            $  22,423        $ 1,151,546
                                                                                      ================   ================

     Supplemental disclosure of cash flow information:
       Income taxes paid                                                                      $     -          $ 158,000
     Non-cash disclosures:
       Issuance of common stock in connection with acquisitions                               $     -        $ 3,221,600
       Unrealized loss on investments, available for sale                                  $ 905,625           $ 468,779

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                 M&A WEST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


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

COMPREHENSIVE LOSS. Other comprehensive loss refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive loss is composed of unrealized gains and losses on available-for-sale securities. Amounts relating to realized investment gains and losses and investment impairment charges are reclassified from other comprehensive loss as they are included in net loss.

RECLASSIFICATIONS. Certain items in fiscal 2000 have been reclassified to conform to the fiscal 2001 presentation. Such reclassifications had no effect on net loss or stockholders' deficit.

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

Sale of Common Stock

The SEC has alleged that the sale of stock as of May 31, 1999 were from funds received by the Company from the sales of unregistered securities. In April 1999, the Company received $2,000,000 which was originally recorded as common stock and has been restated as advances. The Company never issued stock for the $2,000,000 received. Accordingly, the Company has reduced its common stock by $2,000,000 and recorded advances of $2,000,000 as of May 31, 1999.

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

         NOTE 4. DIVESTITURES AND SETTLEMENTS

         On May 4, 2001, the Company entered into a settlement agreement and mutual release with SierraNet, Inc. ("Sierra"). In March 2000, the Company entered into an asset purchase agreement and acquired Sierra for $500,000 and 153,846 common shares of the Company, of which $450,000 had been paid. Sierra had performed services and invoiced the Company $540,000. The Company filed a suit against certain officers of Sierra and a related company. The settlement allowed Sierra to keep the $450,000 but required the return of the 153,846 shares of common stock of the Company. After adjusting for the remaining net assets sold, the Company had impaired the unamortized goodwill and customer list during the year, and for the expenses associated with the divestiture, the Company realized a gain of approximately $109,118. The common shares were received subsequent to May 31, 2001 and canceled.

         On March 1, 2001, the Company entered into a settlement agreement and mutual release with Investor Packages.com. (Investor"). In January 2000, the Company entered into an agreement to acquire 100% of Investor for 29,412 shares of the Company's common stock. The Company also entered into employment agreements with 2 officers of Investor. The Company transferred 300,000 common shares of Digital Bridge, Inc. for the release of any obligations under the employment agreements. The Company still owns 100% of Investor and recorded a settlement expense of $34,500. Investor currently has no operations.

         On July 18, 2001, the Company entered into a settlement agreement and mutual release with Ostrander & Company ("OB"). In November 1999, the Company entered into an agreement with OB who would act as the Company's exclusive investment banker for $5,000 per month and 5% of any gross amount paid per transaction. The Company did not fully pay the 5% for the Sierra transaction. The Company transferred 125,000 common shares of Digital Bridge, Inc. for the release of any obligations under the investment banking agreement. The Company will record the settlement expense of $17,500 as of July 18, 2001.

         On August 1, 2001, the Company entered into a settlement agreement and mutual release with the former CEO of Venturelist.com. In June 2000, the Company's majority owned subsidiary entered into an employment agreement with its CEO. The Company transferred 250,000 common shares of Digital Bridge, Inc. for the release of any obligations under the employment agreement. The Company accrued a settlement expense of $102,500 as of August 1, 2001.

         NOTE 5. IMPAIRMENT

         During the 4th quarter, the Company determined its remaining property and equipment were substantially impaired. Accordingly, the Company recorded an impairment charge of $41,255 in loss from operations in the year ended May 31, 2001.

         NOTE 6. EQUITY INVESTMENTS

         The Company's interest in Digital is in excess of 20%, accordingly, the Company accounts for this investment under the equity method. As of May 31, 2001, the Company recorded $394,535 in equity in loss of unconsolidated subsidiary. The Company's carrying amount of Digital was $0 as of May 31, 2001.

         The Market value of Digital as of September 28, 2001 is approximately $534,300 or $.06 per share.

         During the year ended May 31, 2001, the Company's share of the losses in its other equity investments exceeded the investment and accordingly are carried at $0. These Companies are no longer operating entities.

         NOTE 7. LONG-TERM INVESTMENTS

         In April 2001, the Company entered into an agreement with ATAG, Inc., a manufacturer of sub-sea control systems for the oil and gas industry. Pursuant to the agreement, the Company paid ATAG $60,000 in consideration for 1,120,000 shares of ATAG common stock. The agreement contemplated the Company spinning off 900,000 shares of ATAG purchased by the Company to the Company's shareholders. Further, the agreement provided ATAG an option to pay the Company $75,000 for the return of 1,000,000 shares of ATAG by the Company. The option to return the shares has been extended to November 2001.

         NOTE 8. ADVANCES

         As stated above, in September 2001, the Company received a complaint from the SEC that alleged, among other things, fraudulent transactions where the Company recorded consulting revenue and gains from the sale of subsidiaries. The Company did receive money for certain transactions that have been restated as follows:

* In April 1999, the Company received $2,000,000 which was originally recorded as common stock and has been restated as advances. The Company never issued stock for the $2,000,000 received. The Company imputed interest expense at 9% and recorded $180,000 and $180,000 in interest expense for the years ending May 31, 2001 and 2000, respectively.

* The Company received $1,200,000 from Ninamir for the sale of the Company's wholly owned subsidiary Virtualwagering.com during the year ended May 31, 2000. The Company originally recorded a gain of $1,197,000 on the sale of Virtualwagering.com. The $1,200,000 has been restated as advances and the gain reversed as of May 31, 2000. The Company imputed interest expense at 9% and recorded $108,000 and $26,926 in interest expense for the years ended May 31, 2001 and 2000, respectively.

* The Company previously recorded $500,000 from the sale of three Pokemon websites during the year ended May 31, 2000. The Company originally recorded a gain of $496,000 on the sale of the websites. The $500,000 has been restated as a note payable to Global Capital Concepts as of May 31, 2000 and the gain reversed. The Company recorded interest expense at 9% and recorded $45,000 and $986 in interest expense for the years ended May 31, 2001 and 2000, respectively.

* The Company received $1,000,000 from Ninamir and recorded consulting revenue of $145,833 and deferred revenue of $854,167. The deferred revenue of $854,167 has been restated as advances and $125,000 has been reversed as consulting revenue and has been restated as advances and the Company has imputed interest at 9% and recorded interest expense of $88,125 and $20,039 as of May 31, 2001 and 2000, respectively. o The Company received $875,000 and previously recorded consulting revenue. The consulting revenue of $875,000 has been restated as notes payable and the Company recorded interest at 9% and recorded interest expense of $78,750 and $17,600 as of May 31, 2001 and 2000, respectively. See Note 8 for the notes payable to Global Capital Concepts $200,000, Silverado $200,000, and Global Capital Concepts $475,000.

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

         On August 31, 2000, the Company entered into a convertible note with a third party for $200,000. The convertible note matures on November 30, 2000 and is currently past due as of September 28, 2001 and bears interest at 12% payable at maturity. The note is convertible at a fixed price of $4.00.

         On January 25, 2001, the Company entered into a promissory note with Realtec, Ltd. for $250,000. The promissory note matures on January 25, 2002. The note bears interest at 9% payable at maturity and is secured by 1,500,000 shares of Digital Bridge, Inc. common stock.

         On October 11, 2000, the Company entered into a $500,000 line of credit with a financial institution that bears interest at prime (as published by the Wall Street Journal) plus 1.5%. The loan was secured by a $250,000 certificate of deposit that has been used to pay the line of credit. As of May 31, 2001, the outstanding balance is $250,000, plus accrued interest. The principal and interest are due on October 1, 2001.

         NOTE 10. INCOME TAXES

         Deferred taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

         The components of deferred income tax assets (liabilities) at May 31, 2001 were as follows:

         Net operating loss carryforward                        $ 1,032,000
         Loss on write-off of investments and impairment          1,927,000
                                                                ------------
                                                                ------------
         Gross deferred tax assets                                2,959,000
         Valuation allowance                                    (2,959,000)
                                                                ------------
                                                                ------------
         Net deferred tax asset                                     $     -
                                                                ============
                                                                ============


         At May 31, 2001, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

         For the years ended May 31, 2001 and 2000, the income tax benefit determined by applying the statutory income tax rate to pre-tax loss differs from the actual benefit as follows:


                                                                2001                2000
                                                              -------------   --------------

         Provision for income tax benefit at statutory rate   $(1,422,000)    $ (1,490,000)
         Change in deferred tax asset valuation allowance        1,423,000        1,536,000
         Other                                                     (1,000)         (46,000)
                                                              -------------   --------------
                                                              -------------   --------------
                                                                   $     -          $     -
                                                              =============   ==============

         At May 31, 2001, the Company had a net operating loss carryforwards for federal income tax purposes totaling approximately $3,000,000 which, if not utilized, will expire in years 2020 and 2021.

         In 2001, the Company had a change in ownership, which has resulted in the Company's net operating loss carryforward being subject to certain utilization limitations in the future.

         NOTE 11. PREFERRED STOCK

         The Company is authorized to issue up to 10 million shares of preferred stock, with rights and privileges to be determined by the Board of Directors. No preferred shares were issued or outstanding as of May 31, 2001.

         NOTE 12. RELATED PARTY TRANSACTIONS

         During the year ended May 31, 2001, the Company paid its CEO $1,500 for office and equipment rent. The Company recorded $7,500 in rent expense for the year ended May 31, 2001.

         During the year ended May 31, 2000, the Company paid Digital Bridge, inc. approximately $165,000 for website maintenance services.

         NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

         During the year ended May 31, 2001, the Company had the following non-cash transaction whereby, the Company converted $1,375,000 in advances and recorded $1,375,00 in notes payable.

         During the year ended May 31, 2000, the Company had the following non-cash transactions whereby the Company issued 29,412 shares of common stock in the acquisition of Investor and issued 15,000 shares of common stock in the acquisition of Market Awareness Consultants valued at $3,221,600.

         NOTE 14. COMMITMENTS AND CONTINGENCIES

         On February 1, 2001, the Company entered into an employment agreement with the Chief Executive Officer of the Company. The three year agreement provides a monthly salary of $7,500 and $1,500 for office and equipment rent.

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

         In January 2001, four class-action lawsuits were filed against M&A West, Scott Kelly and Sal Censoprano in the United States District Court of the Northern District of California docketed as case numbers C-01-0046-BZ, C-01-0033-MEJ, C-01-0485-EDL, and C-01-0502-MEJ. These
         lawsuits allege a fraudulent scheme and course of business, false and misleading financial statements and press releases, as well as other causes of action. The plaintiff's attorneys have consolidated these lawsuits into one action. M&A West is unable to determine the relief sought by these lawsuits at this time.

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