Form 10QSB
period 2001-08-31
M & A WEST INC
filed 2001-10-22
CIK 1025844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-21955


                                 M&A WEST, INC.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                         84-1356427
----------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation  or organization)


                       1519 Edgewood, Liberty, Texas 77575
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (936) 336-6700
                           ---------------------------
                           (Issuer's telephone number)

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

                             Yes :    No 9

As of October 22, 2001 11,161,142 shares of Common Stock of the issuer were outstanding.

                                 M&A WEST, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     PART II

Item 1.         Legal Proceedings

Item 3.         Defaults Upon Senior Securities

Item 5.         Other information

Item 6.         Exhibits and Reports on Form 8-K

                Signatures

                          PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements
                                 M&A WEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                       August 31,           May  31,
                                                                          2001                2001
                                                                    -------------------------------------
                                                                      (Unaudited)

       ASSETS

       Current assets:
         Cash and cash equivalents                                       $  64,644            $  22,423
         Investments, available for sale                                   130,448              147,602
         Inventory                                                           1,660                    -
         Other current assets                                               58,000               58,000
                                                                    -----------------   -----------------
           Total current assets                                            254,752              228,025

       Property and equipment                                                5,200                    -
       Long-term investments                                                60,000               60,000
                                                                    -----------------   -----------------
                                                                        $  319,952            $ 288,025
                                                                    =================   =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

       Current liabilities:
         Accounts payable and accrued liabilities                       $  174,637            $ 139,637
         Advances                                                        4,179,167            4,179,167
         Line of credit                                                    250,000              250,000
         Notes payable                                                   2,042,646            1,993,054
                                                                    -----------------   -----------------
           Total current liabilities                                     6,646,450            6,561,858
                                                                    -----------------   -----------------

       Stockholders' deficit:
         Common stock, no par, 100,000,000 shares
           authorized:  11,161,142 shares issued and outstanding:        3,940,032            3,845,228
         Accumulated deficit                                           (8,520,326)          (8,372,857)
         Accumulated other comprehensive income (loss)                 (1,374,364)          (1,374,364)
                                                                    -----------------   -----------------
                                                                       (5,954,658)          (5,901,993)
       Less: Treasury shares, at cost                                    (371,840)            (371,840)
                                                                    -----------------   -----------------
                                                                       (6,326,498)          (6,273,833)
                                                                    -----------------   -----------------
                                                                        $  319,952            $ 288,025
                                                                    =================   =================




            See accompanying notes to interim condensed consolidated
                             financial statements.

                                 M&A WEST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                          August 31,
                                                                    2001               2000
                                                                  -------------  -----------------
                                                                                   (As Restated)

        Revenue:
            Consulting                                               $      -         $    1,461
            Internet service provider                                       -            250,298
                                                                  -------------  -----------------
            Total revenue                                                   -            251,759
      Cost of sales - Internet service provider                             -            145,314
                                                                  -------------  -----------------
      Gross profit                                                          -            106,445
      Selling, general and administrative                             117,059          1,160,659
      Settlement expense                                              120,000                  -
                                                                  -------------  -----------------
      Loss from operations                                          (237,059)        (1,054,214)

      Other income (expense):
        Interest income (expense), net                              (144,396)          (139,798)
        Gains (losses) on sale of securities, net                     233,986           (92,891)
        Equity in losses of unconsolidated subsidiaries                     -        (1,026,647)
                                                                  -------------  -----------------
                                                                       89,590        (1,259,336)
                                                                  -------------  -----------------
                                                                  -------------  -----------------
      Net loss                                                      (147,469)        (2,313,550)
      Comprehensive income:
      Unrealized gains (losses) on available for sale securities            -                  -
                                                                  -------------  -----------------
      Comprehensive income (loss)                                 $ (147,469)      $ (2,313,550)
                                                                  =============  =================

      Basic net income (loss) per common share                       $ (0.01)           $ (0.21)
                                                                  =============  =================

      Weighted average shares outstanding                          11,045,835         11,122,758
                                                                  =============  =================

            See accompanying notes to interim condensed consolidated
                             financial statements.

                                 M&A WEST, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                    Three months ended August 31,
                                                                   -----------------------------------
                                                                        2001               2000
                                                                   -----------------------------------
                                                                                        (As Restated)


     Cash flows from operating activities:
       Net loss                                                         $(147,469)     $ (2,313,550)
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Bad debts                                                               -           171,400
         Non-operating (gains) losses on investments                      (64,262)             1,879
         Equity in loss of unconsolidated subsidiary                             -         1,026,647
         Depreciation and amortization                                           -             4,004
         Imputed interest on advances                                       94,804            94,804
       Changes in operating assets and liabilities                          82,932           151,745
                                                                   -----------------  ----------------
             Net cash provided by (used in) operating activities          (33,995)         (863,071)
                                                                   -----------------  ----------------

     Cash flows from investing activities:
       Purchase of equipment                                               (5,200)                 -
       Proceeds from investment sales                                       81,416                 -
                                                                   -----------------  ----------------
             Net cash used in investing activities                          76,216                 -
                                                                   -----------------  ----------------

     Cash flows from financing activities:
       Proceeds from loan and note payable                                       -           200,000
                                                                   -----------------  ----------------
             Net cash provided by financing activities                           -           200,000
                                                                   -----------------  ----------------

     Net increase (decrease) in cash and cash equivalents                   42,221         (663,071)
     Cash and cash equivalents at beginning of period                       22,423         1,151,546
                                                                   -----------------  ----------------
     Cash and cash equivalents at end of period                           $ 64,644        $  488,475
                                                                   =================  ================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                                 M&A WEST, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2001


Note 1:Presentation

The condensed consolidated balance sheet of the Company as of August 31, 2001, the related condensed consolidated statements of operations and cash flows for the three months ended August 31, 2001 included in the condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended August 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the M&A West, Inc. May 31, 2001 10-KSB.

Note 2. Restatement

In September 2001, the Company received a complaint from the Securities and Exchange Commission ("SEC") that alleged, among other things, fraudulent transactions where the Company recorded consulting revenue and gains from the sale of subsidiaries. The complaint also alleged that the Company and persons associated with the Company, among other things, manipulated the stock price of the Company's investments, thereby fraudulently increasing net income and other comprehensive income. These allegations are directed at former members of the Company's management and others. All of these individuals are no longer associated with the Company in any manner.

The Company re-valued shares received from Workfire.com, Inc. ("Workfire") and reduced consulting revenue by $3,384,602 as of May 31, 2000. The Company reversed the gain and the associated investment of $903,717 from the receipt of Workfire Technologies, Inc. ("Technologies") common stock from a stock distribution as of May 31, 2000. The Company also reversed realized and unrealized losses from the sale of Workfire since it was re-valued as of May 31, 2000. The Company reversed certain revenue recorded in the three months ended August 31, 2000.

The Company re-characterized consulting revenue of $875,000 as notes payable and consulting revenue of $125,000 as advances and reclassified deferred revenue as advances of $854,167 as of May 31, 2000. The notes and advances are outstanding as of August 31, 2001 and 2000.

The Company reversed the gains on sales of subsidiaries of $1,693,030 as of May 31, 2000 and reclassified $1,200,000 as advances and $500,000 as a note payable. As of August 31, 2001 and 2000, these amounts were still outstanding.

The Company re-valued its investment in VLDC Technologies ("VLDC") from its market price of $2.50 as of May 31, 2000 to a discounted $0.175 per share due to its lack of trading volume and restrictions. The Company recorded its investment in VLDC at $905,625 and recorded an unrealized loss in other comprehensive loss of $468,739 as of May 31, 2000 and August 31, 2000.

In April 1999, the Company received $2,000,000. The $2,000,000 was originally recorded as common stock and has been restated as advances. The Company received subscription agreements but never issued stock for the $2,000,000 received. The $2,000,000 is recorded in advances as of May 31, 2000 and August 31, 2000.

The effects of the restatements are as follows:

                                                 As previously
          For the Year Ended August 31, 2000        reported        As Restated
----------------------------------------------  -----------------  -------------
Statement of operations:
  Consulting revenue                                $ 326,461          $ 1,461

  Selling, general and administrative                 985,255        1,160,659

  Interest income (expense)                             1,510        (139,798)
  Gains (losses) on securities, net                    552,916        (92,891)
  Equity in losses of unconsolidated
    Subsidiaries                                    (110,689)      (1,026,647)
  Provision (benefit) for income taxes                230,024                -
  Net income (loss)                                   119,951      (2,313,550)

Other comprehensive income:
  Unrealized gain on marketable securities
    Available for sale, net of tax               (10,959,375)                -
    Comprehensive income (loss)                  (10,839,424)      (2,313,550)

  Net income (loss) per share                           $0.01         $ (0.21)
  Comprehensive income (loss) per share               $(0.99)         $ (0.21)


Note 3. Notes Payable

On August 31, 1999, the Company entered into a promissory note with Global Capital Concepts for $200,000. The promissory note matures on August 31, 2000 and is currently past due as of October 22, 2001 and bears interest at 9% payable at maturity.

On January 6, 2000, the Company entered into a promissory note with Silverado for $200,000. The promissory note matures on January 6, 2001 and is currently past due as of October 22, 2001 and bears interest at 9% payable at maturity.

On February 15, 2000, the Company entered into a promissory note with Global Capital Concepts for $475,000. The promissory note matures on February 15, 2001 and is currently past due as of October 22, 2001 and bears interest at 9% payable at maturity.

On May 23, 2000, the Company entered into a promissory note with Global Capital Concepts for $500,000. The promissory note matures on May 23, 2001 and is currently past due as of October 22, 2001 and bears interest at 9% payable at maturity.

On August 31, 2000, the Company entered into a convertible note with a third party for $200,000. The convertible note matures on November 30, 2000 and is currently past due as of October 22, 2001 and bears interest at 12% payable at maturity. The note is convertible at a fixed price of $4.00.

On January 25, 2001, the Company entered into a promissory note with Realtec, Ltd. for $250,000. The promissory note matures on January 25, 2002. The note bears interest at 9% payable at maturity and is secured by 1,500,000 shares of Digital Bridge, Inc. common stock.

On October 11, 2000, the Company entered into a $500,000 line of credit with a financial institution that bears interest at prime (as published by the Wall Street Journal) plus 1.5%. The loan was secured by a $250,000 certificate of deposit that has been used to pay the line of credit. As of May 31, 2001, the outstanding balance is $250,000, plus accrued interest. The principal and interest are due on October 1, 2001. The note is past due as of October 22, 2001.

Note 4. Long-Term Investments

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

THREE  MONTHS  ENDED  AUGUST 31, 2001  COMPARED TO THREE MONTHS ENDED AUGUST 31,
2000

Net revenues for the three months ended August 31, 2001 decreased by $251,759 to $0 from $251,759 for the corresponding period of the prior year due to the Company's lack of providing consulting services and due to the Company's divestiture of SierraNet, Inc. ("SierraNet") an Internet service provider in May 2001.

Selling, general and administrative expenses for the three months ended August 31, 2001 decreased by $872,200 or 88% to $117,159 from $989,259 for the corresponding period of the prior year. The decrease is attributable to the Company significantly reducing operations. Currently, the Company has two employees

Equity in losses of affiliates for the three months ended August 31, 2001 were $0 from the Company's ownership in Shakai Racing, Inc., Ronlan Entertainment, Inc., and Digital Bridge, Inc. ("Digital") which represents a decrease of $1,026,647 from $1,026,647 from the corresponding period of the prior year. The Company expects its portfolio companies to invest in the development of their products and services, and to recognize operating losses, which will result in future charges against the Company's earnings. Currently, the Company's only active equity investment is Digital. Digital was written down to zero during the year ended May 31, 2001.

On July 18, 2001, the Company entered into a settlement agreement and mutual release with Ostrander & Company ("OB"). In November 1999, the Company entered into an agreement with OB who would act as the Company's exclusive investment banker for $5,000 per month and 5% of any gross amount paid per transaction. The Company did not fully pay the 5% for the Sierra transaction. The Company transferred 125,000 common shares of Digital for the release of any obligations under the investment banking agreement. The Company recorded settlement expense of $17,500 as of July 18, 2001.

On August 1, 2001, the Company entered into a settlement agreement and mutual release with the former CEO of Venturelist.com. In June 2000, the Company's majority owned subsidiary entered into an employment agreement with its CEO. The Company transferred 250,000 common shares of Digital for the release of any obligations under the employment agreement. The Company recorded settlement expense of $102,500 as of August 1, 2001.

The Company owns 8,671,200 of Digital and after the effects of a private placement and an acquisition by Digital, the Company's ownership percentage has decreased to approximately 18%. Accordingly, beginning in the 1st quarter 2002, the Company will account for its investment in Digital as available for sale. The market value of Digital as of August 31, 2001 was $1,170,612. Due to Digital's trading volume and volatility, the Company did not record its investment in Digital at market value and through other comprehensive income as of August 31, 2001. The Digital shares include the 1,500,000 shares pledged as collateral.

Gains and losses on the sale of securities for the three months ended August 31, 2001 increased to a net gain $233,563 from a net loss of $92,891 for the three months ended August 31, 2000. The Company recorded gains on the sale of Packateer, Inc. and Digital for the three months ended August 31, 2001. The Company also recorded a non-cash gain on the distribution of Digital shares in connection with two settlements in the three months ended August 31, 2001.

Net loss for the three months ended August 31, 2001 decreased by $2,094,681 to a loss of $147,469 from a loss of $2,142,150 for the corresponding period of the prior year. For the three months ended August 31, 2001 and 2000, the Company did not record a tax benefit.

Liquidity and Capital Resources

At August 31, 2001 the Company had negative working capital of $6,6391,698 including cash of $64,644. This compares with negative working capital of $6,333,833 including cash of $488,475 for the corresponding period of the prior year.

For the three months ended August 31, 2001 cash used in operations decreased to $33,995 from cash used in operations of $863,171 for the corresponding period of the prior year.

For the three months ended August 31, 2001 cash provided by investing activities totaled $76,216 as compared to $0 as the Company had not purchased any investments in the prior period and sold certain securities in the three months ended August 31, 2001.

Net cash provided by financing activities decreased to $0 from $200,000. The Company received $200,000 from the proceeds of a promissory note during the three months ended August 31, 2000.

The Company is not generating sufficient funds from its operations to finance its growth for the next twelve months due to its lack of investment activity. At August 31, 2001, the Company had significant liabilities and an accumulated deficit. The Company has significantly reduced its operations and currently has two employees, but is still in the process of identifying equity security investments. The Company has limited resources to invest in target companies that are within its strategic focus. To enable the Company to pursue opportunities, the Company's management expects to settle certain significant liabilities with various parties. There can be no assurance that the Company will be successful in settling those obligations and will have reduced operations until those liabilities are settled. The Company may be required to adjust its current course of action, or to cease operations and liquidate. As a result of the foregoing, there is substantial doubt about the Company's ability to continue as going concern

OTHER INFORMATION

The Company became aware that monies originally recorded as revenues were incorrectly stated. The Company restated its Form 10-KSB for the period ending May 31, 2000 and Form 10-QSB for the period ending August 31, 2000 to correct these errors.

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

In September 2001, the SEC filed suit against the Company alleging that the Company, either directly or as a control person or an aider and abettor, violated various securities laws. The SEC may seek the following:

o a permanent injunction prohibiting future violations of various provisions of the Securities Act, Exchange Act, Investment Company Act and Rules thereunder; o an order for an accounting and disgorgement plus prejudgment interest thereon; o civil penalties pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990; and o an order pursuant to Section 12(j) of the Exchange Act revoking registration of M&A West's common stock.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

On August 31, 1999, the Company entered into a promissory note with Global Capital Concepts for $200,000. The promissory note matures on August 31, 2000 and is currently past due as of October 22, 2001 and bears interest at 9% payable at maturity.

On January 6, 2000, the Company entered into a promissory note with Silverado for $200,000. The promissory note matures on January 6, 2001 and is currently past due as of October 22, 2001 and bears interest at 9% payable at maturity.

On February 15, 2000, the Company entered into a promissory note with Global Capital Concepts for $475,000. The promissory note matures on February 15, 2001 and is currently past due as of October 22, 2001 and bears interest at 9% payable at maturity.

On May 23, 2000, the Company entered into a promissory note with Global Capital Concepts for $500,000. The promissory note matures on May 23, 2001 and is currently past due as of October 22, 2001 and bears interest at 9% payable at maturity.

On August 31, 2000, the Company entered into a convertible note with a third party for $200,000. The convertible note matures on November 30, 2000 and is currently past due as of October 22, 2001 and bears interest at 12% payable at maturity. The note is convertible at a fixed price of $4.00.

On October 11, 2000, the Company entered into a $500,000 line of credit with a financial institution that bears interest at prime (as published by the Wall Street Journal) plus 1.5%. The loan was secured by a $250,000 certificate of deposit that has been used to pay the line of credit. As of May 31, 2001, the outstanding balance is $250,000, plus accrued interest. The principal and interest are due on October 1, 2001. The note is past due as of October 22, 2001.

Item 5.  OTHER INFORMATION

Mr. Pat Greene has an employment agreement with the Company that has a base salary of $7,500 per month plus $1,500 per month for office and furniture rent. According to a Company resolution passed by the Board of Directors in April 2001, of which Mr. Greene is the sole Director, Mr. Greene can receive up to $30,000 in advances and will be paid first as monies are received by the Company. In addition, Mr. Greene also receives a bonus of 15% of all Company proceeds.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         None.

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     M&A WEST, INC.


Date: October 22, 2001
                                                By:/s/ Patrick R. Greene
                                                   ----------------------------
                                                    Patrick R. Greene
                                                    Chief Executive Officer